Form 10KSB
period 1999-12-31
MEZZANINE INVESTMENT CORP
filed 2000-03-29
CIK 1097588

Page 1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 0-27827

MEZZANINE INVESTMENT CORPORATION
(Exact name of Registrant as specified in charter)

     NEVADA                                   33-0874810
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

1516 BROOKHOLLOW DRIVE, SUITE D, SANTA ANA, CA     92705
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:  (714) 430-9209

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes
[X]  No [   ]       (2)  Yes  [   ]    No  [ X ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year:     $-0-

State the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by using the closing sale price has been indeterminable within the past 60 days as there has been no market for the stock.

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 21, 2000, there were 33,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant's registration statement on Form 10-SB (File No. 0-27827) are incorporated by reference into Part III hereof.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History and Organization

     Mezzanine Investment Corporation (the "Company") was incorporated under the laws of the State of Nevada on August 19, 1999. The Company has conducted no activities since its inception except in connection with the filing of a registration statement on Form 10-SB on October 26, 1999. The registration statement became effective on December 27, 1999.

Business

     The Company is seeking potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity.

     The Company's Board of Directors, which consists of a single individual, Eric Chess Bronk, shall make the initial determination whether to complete any such venture; however, the Board of Directors intends to submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.
     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The Company has begun negotiations with potential business ventures, but has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the OTC Bulletin Board following such an acquisition or merger transaction. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

     In connection with the application for quotation of the Company's common stock on the OTC Bulletin Board, management intends, following an acquisition of a business venture, to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock. Management intends to contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

          Management intends to consider a number of factors prior to making any final decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

      Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development stage, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders.
However, due to the minimal amount of time devoted to management by any person other than the Company's current sole director and executive officer, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. However, management does not presently anticipate actively negotiating or otherwise consenting to the purchase of all or any portion of its common stock as a condition to, or in connection with, a proposed merger or acquisition.
In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management, subject to the approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officer and director for his time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.

ITEM 2.  DESCRIPTION OF PROPERTY

     Since inception the Company's administrative offices, consisting of approximately 1,500 square feet of office space, have been located at 1516 Brookhollow Drive, Suite D, Santa Ana, California, which are the offices of Mezzanine Associates LLC, a corporation affiliated with Eric Chess Bronk, the president and sole director of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Mezzanine Associates LLC.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants. Of the 33,000 outstanding common shares, all are subject to Rule 144 under the Securities Act and would not be available for resale pursuant to such rule until at least September 2000.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At March 22, 2000, the Company had 12 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.

     The original shareholders contributed a total of $25,383 as capital contributions for stock of the Company and Mezzanine Capital Ltd. loaned $4,617 to the Company for operating expenses. See "Item 12. Certain Relationships and Related Transactions."

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a the loss to the Company of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Company will be able to acquire an interest in any such prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page of this annual report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in accountant is reportable pursuant to this item.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of March 22, 2000, the name, age, and position of the sole executive officer and director of the Company and the term of office of such director:

     Name               Age     Position(s)               Director Since

     Eric Chess Bronk53Director, President &August 1999
     Secretary/Treasurer

     Directors are elected for a term of one year and until their successors are elected and qualified. Annual meetings of the stockholders, for the selection of directors to succeed those whose terms expire, are to be held at such time each year as designated by the Board of Directors. The Board of Directors has not selected a date for the next annual meeting of shareholders. Officers of the Company are elected by the Board of Directors, which is required to consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal.

     Set forth below is certain biographical information regarding the Company's current sole executive officer and director:

     ERIC CHESS BRONK has been the chairman and president of Mezzanine Capital Ltd., a closed-end investment company, since August 1997. From April 1997 until August 10, 1997, he was the president of Xtranet Systems, Inc., a credit card processing and risk management company, and from October 21, 1997, to June 1. 1999, he was the secretary of such entity. From June 1998 to the present, Mr. Bronk has been the President of Mezzanine Associates, LLC, a California limited liability company engaged in corporate investor relations services. From September 1995 until August 23, 1996, he was the president, and from August 23, 1996 to December 1, 1996, he was the chief operating officer, of Satellite Control Technologies, Inc. (See "Other Public Shell Activities" below.) From 1972 to the present Mr Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk was the President of Bruston Corp. which filed for protection under the U.S. Bankruptcy Code in 1991. The action was dismissed in 1996.

     Management devotes only nominal time to the activities of the Company. If the Company is able to locate a suitable new business venture, it is anticipated that Mr. Bronk will devote substantially all of his time to completing the acquisition.

Other Public Shell Activities

     Mr. Bronk has been involved as a director or executive officer of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings.

     The information set forth below is provided for the companies for which Mr. Bronk has served as a director, executive officer, or consultant, and which have completed a reorganization or merger, the consideration received in connection with each reorganization, and his involvement with the company after the reorganization. In each instance, Mr. Bronk was involved solely with the private company which acquired the publicly held shell company prior to the reverse acquisition.

     1.PageStar, Inc., a Nevada corporation ("PageStar"). Mr. Bronk was a director of PageStar from September 26, 1995 to January 6, 1997; he was the president from September 1995 to August 29, 1996; and was the chief operating officer from August 23, 1996 to December 1, 1996. In 1995 PageStar (originally known as Westland Resources, Inc., a Utah corporation) acquired a business engaged in providing electronic paging services. The reorganization was completed on September 26, 1995, and PageStar changed its domicile to the State of Nevada. Of the 15,000,000 shares issued in the reorganization, Mr. Bronk received 4,400,000. PageStar subsequently reverse split its shares one-for-five effective October 13, 1995. On or about August 30, 1996, PageStar acquired Satellite Control Technologies, Inc. ("SCT") and changed its business to focus on marketing electronic remote control wireless switching devises owned by SCT. PageStar also changed its name to Satellite Technologies, Inc. Mr. Bronk was the president and chief operating officer of SAT at the time of the acquisition and received no compensation or other remuneration in the acquisition of SCT. Mr. Bronk has no knowledge of PageStar's current operations or financial condition since he left the company. On November 24, 1998, a class action suit was filed in Los Angeles Superior Court (Case No. BC190882) by Joseph A. Nigro, as a representative of a class of shareholders of PageStar, against PageStar, Eric Chess Bronk, and others. The complaint alleges that PageStar released public information from approximately October 1996 until September 1997, containing material misstatements about its business. Mr. Bronk has denied all of the allegations against him.

     2.Xtranet Systems, Inc., a Nevada corporation ("Xtranet"). The reorganization was completed on October 22, 1997. Mr. Bronk was the chairman of Xtranet at the time of the reorganization. He received no additional compensation in connection with the reorganization, but maintained his stock in the company. According to the most recent annual report of Xtranet for the year ended December 31, 1998, Xtranet had revenues of $298,557 for such year and provides credit card procession and risk management services. From April 1997 until August 10, 1997, he was the president of Xtranet, and from October 21, 1997, until June 1, 1999, he was the secretary of such entity. On November 29, 1999, Voice Media Incorporated, an Internet service provider, filed a lawsuit in United States District Court in Los Angeles (Case No. CV-99-12341 GHK) against Xtranet Systems, Inc., Mr. Bronk, and others, who were involved in providing credit card processing services to Voice Media Incorporated. The lawsuit seeks damages of approximately $2,000,000, punitive damages and other penalties, and injunctive relief against the parties involved in the credit card processing services. Mr. Bronk and Xtranet have filed separate answers which deny all of the allegations against them.

ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company since its inception. However, Mr. Bronk, the sole officer and director of the Company, received 3,000 shares of restricted stock of the Company for services rendered in connection with the organization of the Company, which shares were issued during the year ended December 31, 1999.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 22, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                 Amount and Nature
Name and Address                 of Beneficial
of Beneficial Owner              Ownership (1)               Percent of Class

Eric C. Bronk                    6,000(2)                    18.18%
3857 Birch St., #606
Newport Beach, CA 92660

Mezzanine Capital, Ltd           3,000(2)                     9.09%
Clarendon House
2 Church St.
Hamilton, Bermuda HM DX

Baldwin Securities               3,000                        9.09%
99-101 Regent Street
1st Floor
London W1R 7HB, UK

Verde Investments Limited        3,000                        9.09%
Villa Athene, Broadway, Mill Hill
London, England NW7 3TB

Fleming Securities               2,883                        8.74%
Suites 1601-1603
32 Hollywood Rd.
Hong Kong

Joe Glenn                        3,000                        9.09%
3104 E. Camelback Rd., #527
Phoenix, AZ 85016

Starling Securities Ltd.         3,000                        9.09%
Suite 2B, Mansion House
143 Main Street
Gibraltar

Carl Suter                       3,000                        9.09%
6765 E. Kentucky Ave.
Anaheim, CA 92807

William D. Yotty                 3,000                        9.09%
1110 West Kettleman, #48
Lodi, CA 95240

Jason Daggett                    3,000                        9.09%
2895 Pacific Coast Highway
Suite 210
Malibu, CA 90265

Executive Officers and
Directors as a Group
(1 Person)                       6,000                       18.18%

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk, 3,000 are owned directly by Mezzanine Capital Ltd, a company of which Mr. Bronk is the president and chairman. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company, Eric Chess Bronk, the sole officer and director of the Company, received 3,000 shares for services rendered by Mr. Bronk to the Company.

     On September 29, 1999, Mezzanine Capital Ltd., a corporation of which Mr. Bronk is the president and chairman, loaned $4,617 to the Company. The promissory note bears 10% interest per annum and is due on or before September 28, 2000.

     The Company received capital contributions of $25,383 from the initial shareholders for 25,383 shares. These funds were paid to the Company by Mezzanine Capital Ltd. on behalf of itself for 3,000 shares and such other shareholders, each of whom executed a one year promissory note to Mezzanine Capital Ltd. for such capital contribution. Fleming Securities, Baldwin Securities, Starling Securities Ltd., and Verde Investments Ltd. have repaid such notes in full.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                       Page
     Report of Auditor                                                 F-1
          Balance Sheet as of December 31, 1999                        F-2
          Statements of Operations for the period from inception to
     December 31, 1999                                                 F-3
     Statement of Stockholders' Equity from inception to
     December 31, 1999                                                 F-4
          Statements of Cash Flows for the period from inception to
     December 31, 1999                                                 F-5
          Notes to Financial Statements                                F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of ExhibitPage

     3.1          Articles of Incorporation filed August 19, 1999*
     3.2          Current Bylaws*
     4.1          Form of Common Stock Certificate*
    10.1          Promissory Note dated September 29, 1999*
    23.1          Consent of Auditor

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 26, 1999, File No.0-27827.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Mezzanine Investment Corporation


Date: March 22, 2000By: /s/ Eric Chess Bronk, President,
     Chief Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March 22, 2000/s/ Eric Chess Bronk, Sole Director

Mezzanine Investment Corporation
(a Development Stage Company)
Financial Statements
December 31, 1999

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Mezzanine Investment Corporation


We have audited the accompanying balance sheet of Mezzanine Investment Corporation (a Nevada corporation) (a Development Stage Company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period August 19, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mezzanine Investment Corporation as of December 31, 1999 and the results of its operations and cash flows for the period from August 19, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

Salt Lake City, Utah
March 1, 2000

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheet

Assets

                                           December 31,
                                              1999

Current assets
   Cash                                  $     7,099
      Total Current Assets                     7,099

      Total Assets                       $     7,099

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                      $     1,770
   Interest payable                              115
   Notes payable                               4,617
       Total Current Liabilities               6,502

Stockholders' Equity
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                       33
   Additional Paid in Capital                 32,967
   Retained Deficit Accumulated during the
     Development Stage                       (32,403)
       Total Stockholders' Equity                597

Total Liabilities and Stockholders' Equity  $  7,099

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Operations
For the period August 19, 1999 (Inception) through December 31, 1999


                                        December 31,
                                             1999

Sales:                                    $     -

Expenses:

   General & Administrative                  32,403

          Total Expenses                     32,403

Net Loss from Operations                        -

Net (Loss)                                $ (32,403)

Net Loss Per Share                        $   (0.98)

Weighted average shares outstanding          33,000

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Stockholders' Equity
For the period August 19, 1999 (Inception) through December 31, 1999

                                                                     Retained
                                                                     Deficit
                                                                     Accumulated
                                                         Additional  During the
                                      Common Stock        Paid-in    Development
                                     Shares   Amount      Capital    Stage

Balance, August 19, 1999               -     $     -   $     -       $     -

Shares issued for cash at $1 per
 share                               25,383        25         25,358       -

Shares issued for services            7,617         8          7,609       -

Net loss December 31, 1999             -           -         -        (32,403)

Balance, December 31, 1999           33,000  $     33   $     32,967 $(32,403)

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Cash Flows
For the period August 19, 1999 (Inception) through December 31, 1999

                                                         1999
Cash Flows from Operating Activities

     Net loss                                    $     (32,403)
     Items not requiring cash flow
       Stock issued for services                         7,617
       Increase in accounts payable                      1,885
                                                       (22,901)

Cash Flows from Financing Activities

     Cash from notes receivable                          4,617
     Cash from stock sales                              25,383
     Total                                              30,000

Cash Flows from Investing Activities                         -

Change in cash                                           7,099

Cash, beginning of period                                    -

Cash, end of period                                $     7,099

Supplemental Cash Flow Information
   Cash Paid For:
       Interest                                    $         -
       Taxes                                       $         -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
December 31, 1999

NOTE 1 - BACKGROUND AND HISTORY

Mezzanine Investment Corporation (the Company) was organized on August 19, 1999 in the State of Nevada for the purpose of conducting any type of business. The Company has yet to identify its specific business purpose.

NOTE 2 - CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be equivalents.

NOTE 3 - STOCK TRANSACTIONS

In its initial act as a corporation, the Company issued 33,000 shares of stock; 25,383 for cash at $1 per share, 6,000 shares for services from the organizers/officers/directors of the Company and 1,617 shares of stock for legal work to organize the Company. The stock issued for services was valued at $1, the same value as the common stock that was sold for cash.

NOTE 4 - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 5 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1999 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
December 31, 1999

NOTE 5 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards over $30,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 6 - NOTES PAYABLE

As start up operating capital for the Company, a loan for $4,617 was taken out from a corporation at a rate of 10% interest, due in one year. The loan is unsecured. The corporation giving the loan is also a shareholder of the Company.

Crouch, Bierwolf & Chisholm
Certified Public Accountants
50 West Broadway, Suite 1130
Salt Lake City, Utah 84101

ACCOUNTANTS' CONSENT

     We hereby consent to the use of our audit report of Mezzanine Investment Corporation dated March 1, 2000, for the year ended December 31, 1999, to be included in the annual report on Form 10-KSB to be filed with the Securities and Exchange Commission.

/s/ Crouch Bierwolf & Chisholm

March 28, 2000
Salt Lake City, Utah