Form 10QSB
period 2000-03-31
MEZZANINE INVESTMENT CORP
filed 2000-05-15
CIK 1097588

Page 1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2000

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

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. (1) Yes
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 10, 2000, there were 33,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS


INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Mezzanine Investment Corporation


We have reviewed the accompanying balance sheet of Mezzanine Investment Corporation (a development stage company) as of March 31, 2000 and the related statements of income stockholder's equity, and cash flows for the period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the owners of Mezzanine Investment Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of December 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated March 1, 2000.

/s/ Crouch, Bierwolf & Chisholm

May 2, 2000
Salt Lake City, Utah

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheet

Assets

                                              March 31,           December 31,
                                                2000                  1999
                                             (Reviewed)            (Audited)
Current assets
   Cash                                     $     5,282        $     7,099
      Total Current Assets                        5,282              7,099

      Total Assets                          $     5,282        $     7,099

Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                         $     4,100        $     1,770
   Interest payable                                 231                115
   Notes payable - related party                  4,617              4,617
       Total Current Liabilities                  8,948              6,502

Stockholders' Equity
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                          33                 33
   Additional Paid in Capital                    32,967             32,967
   Retained Deficit Accumulated during the
    Development Stage                           (36,666)           (32,403)
       Total Stockholders' Equity                (3,666)               597

Total Liabilities and Stockholders' Equity  $     5,282        $     7,099

Mezzanine Investment Corporation
(a Development Stage Company)
Statement of Stockholders' Equity
March 31, 2000


                                                                     Retained
                                                                     Deficit
                                                         Additional  During the
                                       Common Stock      Paid-in    Development
                                     Shares    Amount    Capital    Stage



Balance, August 19, 1999 (Audited)      -     $     -    $     -     $     -

Shares issued for cash at $1 per
share (Audited)                      25,383          25      25,358        -

Shares issued for services (Audited)  7,617           8       7,609        -

Net loss December 31, 1999 (Audited)    -           -          -       (32,403)

Balance, December 31, 1999 (Audited) 33,000          33      32,967    (32,403)

Net loss March 31, 2000 (Reviewed)      -           -          -        (4,263)

Balance, March 31, 2000 (Reviewed)   33,000    $     33   $  32,967   $(36,666)

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Operations


                                                                From Inception
                                                                 on August 19,
                                                                 1999 through
                                               March 31,           March 31,
                                                 2000                2000
                                              (Reviewed)          (Reviewed)

Sales:                                         $     -            $     -

Expenses:

   General & Administrative                         4,263          36,666

          Total Expenses                            4,263          36,666

Net Loss Before Tax                                (4,263)        (36,666)

Taxes                                                 -                 -

Net (Loss)                                     $   (4,263)       $(36,666)

Net Loss Per Share                             $    (0.13)       $  (1.12)

Weighted average shares outstanding                33,000          33,000

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Cash Flows

                                                 For the            From
                                                 Three          Inception on
                                                 Months        August 19, 1999
                                                 Ended            Through
                                                 March 31,        March 31,
                                                  2000              2000
                                                (Reviewed)       (Reviewed)
Cash Flows from Operating Activities

     Net loss                                $     (4,263)   $     (36,666)
     Items not requiring cash flow
       Stock issued for services                        -            7,617
       Increase in accounts payable                 2,446            4,331
                                                   (1,817)         (24,718)

Cash Flows from Financing Activities

     Cash from notes receivable                         -             4,617
     Cash from stock sales                              -            25,383
     Total                                              -            30,000

Cash Flows from Investing Activities                    -             -

Change in cash                                     (1,817)            5,282

Cash, beginning of period                           7,099             -

Cash, end of period                           $     5,282       $     5,282

Supplemental Cash Flow Information
   Cash Paid For:
       Interest                               $         -       $     -
       Taxes                                  $         -       $     -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
March 31, 2000

NOTE 1 - BACKGROUND AND HISTORY

Mezzanine Investment Corporation (the Company) was organized on August 19, 1999 in the State of Nevada for the purpose of conducting any type of business. The Company has yet to identify its specific business purpose.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

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

      Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
March 31, 2000

NOTE 5 - INCOME TAXES (continued)

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

The Company has cumulative net operating loss carryforwards over $30,000 at March 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2000 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

As start up operating capital for the Company, a loan for $4,617 was taken out from a corporation at a rate of 10% interest, due in one year. The loan is unsecured. The corporation giving the loan is also a shareholder of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

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


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Mezzanine Investment Corporation


Date: May 10, 2000               By  /s/ Eric Chess Bronk, President and
                                 Principal Financial and Accounting Officer