Form 10QSB
period 2000-06-30
MEZZANINE INVESTMENT CORP
filed 2000-08-14
CIK 1097588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2000, there were 33,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and changes in its financial position from June 30, 1999, through June 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheet

Assets

                                                         June 30,
                                                           2000
                                                       (Unaudited)
Current assets
   Cash                                                $     -
                                                       --------
      Total Current Assets                                   -
                                                       --------
      Total Assets                                     $     -
                                                       ========
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                                    $    178
   Interest payable                                         349
   Notes payable - related party                          4,617
                                                       --------
       Total Current Liabilities                          5,144

Stockholders' Equity
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                                  33
   Additional Paid in Capital                            32,967
   Retained Deficit Accumulated during the
    Development Stage                                   (38,144)
                                                       --------
       Total Stockholders' Equity                        (5,144)
                                                       --------
Total Liabilities and Stockholders' Equity             $     -
                                                       ========

Mezzanine Investment Corporation
(a Development Stage Company)
 Statement of Operations

                               For the Three     For the Six    From Inception
                               Months Ended      Months Ended    on August 19,
                                 June 30,            June 30,    1999 through
                                                                  June 30,
                             2000       1999     2000     1999       2000
                          (Unaudited)         (Unaudited)        (Unaudited)
Sales                    $      -   $      -  $      -  $     -     $      -
                           -------    -------   -------   ------      -------
Expenses:
     General
      Administrative         1,478         -     5,741        -       38,144
                           -------    -------   -------   ------      -------
     Total Expenses          1,478         -     5,741        -       38,144
                           -------    -------   -------   ------      -------
Net Loss Before Tax          1,478         -     5,741        -       38,144
                           -------    -------   -------   ------      -------
Taxes                           -          -         -        -            -
                           -------    -------   -------   ------      -------
Net (Loss)               $  (1,478)        -  $ (5,741)       -     $(38,144)
                           -------    -------   -------   ------      -------
Net Loss Per Share       $   (0.04) $      -  $  (0.17) $     -
                           =======    =======   =======   ======
Weighted average
 shares outstanding         33,000         -    33,000        -
                           =======    =======   =======   ======

Mezzanine Investment Corporation
(a Development Stage Company)
Statement of Cash Flows


                                           For the Six          From Inception
                                           Months Ended         on August 19,
                                              June 30,          1999 through
                                         2000          1999         June 30,
                                     (Unaudited)    (Unaudited)   (Unaudited)

June 30, 2000
(Unaudited)
Cash Flows from Operating Activities
     Net loss                         $  (5,741)     $     -     $ (38,144)
     Items not requiring cash flow
       Stock issued for services              -            -         7,617
       Increase in accounts payable      (1,358)           -           527
                                        -------       -------      -------
                                         (7,099)           -       (30,000)
Cash Flows from Financing Activities
       Cash from notes receivable             -            -         4,617
       Cash from stock sales                  -            -        25,383
                                        -------       -------      -------
       Total                                  -            -        30,000
Cash Flows from Investing Activities          -            -             -
                                        -------       -------      -------
Change in Cash                           (7,099)           -             -
Cash, beginning of period                 7,099            -             -
                                        -------       -------      -------
Cash, end of period                   $       -      $     -     $       -
                                        =======       =======      =======
Supplemental Cash Flow Information
     Cash Paid For:
       Interest                       $       -      $     -     $       -
       Taxes                          $       -      $     -     $       -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
June 30, 2000

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

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
June 30, 2000

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

     The Company has cumulative net operating loss carryforwards over $38,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2000, have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

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

                                   Mezzanine Investment Corporation


Date: August 10, 2000               By  /s/ Eric Chess Bronk, President and
                                            Principal Financial and
                                            Accounting Officer