Form 10QSB
period 2000-09-30
MEZZANINE INVESTMENT CORP
filed 2000-11-14
CIK 1097588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


            Form 10-QSB


(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 3, 2000, there were 33,000 shares of the Registrant's Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance wit h generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and changes in its financial position from August 19, 1999, through September 30, 2000, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheets

Assets

                                                               September 30,
                                                                    2000
CURRENT ASSETS
   Cash                                                            $     -
                                                                     -------
   Total Assets                                                    $     -
                                                                     =======

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
   Accounts payable                                                $   1,476
   Interest payable                                                      464
   Notes payable - related party                                       4,617
                                                                     -------
       Total Current Liabilities                                       6,557

STOCKHOLDERS' EQUITY
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                                               33
   Additional Paid in Capital                                         32,967
   Retained Deficit Accumulated
         during the Development Stage                                (39,557)
                                                                     -------
       Total Stockholders' Equity                                     (6,557)
                                                                     -------
Total Liabilities and Stockholders' Equity                          $     -

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
Statements of Operations


                                                                From Inception
                              For the Three    For the Nine      on August 19,
                              Months Ended     Months Ended      1999 through
                              September 30,    September 30,     September 30,
                              2000       1999  2000       1999        2000


Sales:                      $     -   $     -  $     -  $     -    $     -
                              -------    ------   ------   ------     -------
Expenses:

 General & Administrative       1,298    6,000    6,805     6,000     39,208
   Interest Expense               115       -       349       -          349
                              -------    ------   ------   ------     -------
   Total Expenses               1,413    6,000    7,154     6,000     39,557
                              -------    ------   ------   ------     -------
Net Loss Before Tax            (1,413)  (6,000)  (7,154)   (6,000)   (39,557)
                              -------    ------   ------   ------     -------
Taxes                             -         -        -        -          -
                              -------    ------   ------   ------     -------
Net (Loss)                  $  (1,413)$ (6,000)$ (7,154) $ (6,000) $ (39,557)
                              =======    ======   ======   ======
Net Loss Per Share          $    (.04)$   (.18)$   (.22) $   (.18)
                              =======    ======   ======   ======
Weighted average
   shares outstanding          33,000   33,000   33,000    33,000
                              =======    ======   ======   ======

Mezzanine Investment Corporation
(a Development Stage Company)
 Statements of Cash Flows

                                                                From Inception
                                         For the Nine             on August 19,
                                         Months Ended             1999 Through
                                         September 30,           September 30,
                                         2000        1999             2000

Cash Flows from Operating Activities

     Net loss                          $  (7,154) $  (6,000)     $  (39,557)
     Items not requiring cash flow
       Stock issued for services               -      6,000           7,617
       Increase in accounts payable           55          -           1,940
                                          (7,099)         -         (30,000)
                                          -------    -------        -------
Cash Flows from Investing Activities           -          -               -
                                          -------    -------        -------
Cash Flows from Financing Activities

     Cash from notes receivable                -      4,617           4,617
     Cash from stock sales                     -     25,383          25,383
                                          -------    -------        -------
       Total                                   -     30,000          30,000

Change in cash                            (7,099)    30,000               -

Cash, beginning of period                  7,099          -               -
                                          -------    -------        -------
Cash, end of period                      $     -   $ 30,000         $     -
                                          =======    =======        =======
Supplemental Cash Flow Information
   Cash Paid For:
       Interest                          $     3   $      -         $     3
       Taxes                             $     -   $      -         $     -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
September 30, 2000

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

The Company has cumulative net operating loss carryforwards over $32,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2000 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

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

                         Mezzanine Investment Corporation



Date: November 10, 2000  By /s/ Eric Chess Bronk, President and Principal
                                Financial and Accounting Officer