Form 10KSB
period 2000-12-31
MEZZANINE INVESTMENT CORP
filed 2001-04-02
CIK 1097588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

(Mark One)
     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     [  ]

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 15, 2001, there were 33,000 shares of the Registrant's Common stock outstanding.

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

Proposed Business

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

     The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Although all of the 33,000 outstanding common shares have met the one year holding requirement of Rule 144 under the Securities Act, the Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 1,617 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At March 15, 2001, the Company had 12 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

     The original shareholders contributed a total of $25,383 in cash and $7,617 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric Chess Bronk, the sole officer and director of the Company, is an executive officer and director, loaned $4,617 to the Company at its inception for operating expenses. Mezzanine Associates, LLC and Whitelight Technologies, Inc., entities of which Mr. Bronk is also an executive officer and director, have both loaned $1,200 to the Company for operating expenses. See "Item 12. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2001, will be approximately $7,675, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in accountant is reportable pursuant to this item.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following table sets forth as of March 15, 2001, the name, age, and position of the sole executive officer and director of the Company and the term of office of such director:

     Name               Age     Position(s)               Director Since

     Eric Chess Bronk   54      Director, President &      August 1999
                                Secretary/Treasurer

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

     Set forth below is certain biographical information regarding the Company's current sole executive officer and director:

     ERIC CHESS BRONK has been the president, secretary and treasurer of the Company since its inception in August 1999. He has chairman and president of Mezzanine Capital Ltd., a closed-end investment company, since August 1997. From April 1997 until August 10, 1997, he was the president of Xtranet Systems, Inc., a credit card processing and risk management company, and from October 21, 1997, to June 1, 1999, he was the secretary of such entity. From June 1998 to the present, Mr. Bronk has been the President of Mezzanine Associates, LLC, a California limited liability company engaged in corporate investor relations services. From September 1995 until August 23, 1996, he was the president, and from August 23, 1996 to December 1, 1996, he was the chief operating officer, of Satellite Control Technologies, Inc. (See "Other Public Shell Activities" below.) From 1972 to the present Mr Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk is a director of Whitelight Technologies, Inc. and Saiph Corporation, each of which is a reporting company under the Exchange Act.

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

     1. PageStar, Inc., a Nevada corporation ("PageStar"). Mr. Bronk was a director of PageStar from September 26, 1995 to January 6, 1997; he was the president from September 1995 to August 29, 1996; and was the chief operating officer from August 23, 1996 to December 1, 1996. In 1995 PageStar (originally known as Westland Resources, Inc., a Utah corporation) acquired a business engaged in providing electronic paging services. The reorganization was completed on September 26, 1995, and PageStar changed its domicile to the State of Nevada. Of the 15,000,000 shares issued in the reorganization, Mr. Bronk received 4,400,000. PageStar subsequently reverse split its shares one-for-five effective October 13, 1995. On or about August 30, 1996, PageStar acquired Satellite Control Technologies, Inc. ("SCT") and changed its business to focus on marketing electronic remote control wireless switching devises owned by SCT. PageStar also changed its name to Satellite Technologies, Inc. Mr. Bronk was the president and chief operating officer of SAT at the time of the acquisition and received no compensation or other remuneration in the acquisition of SCT. Mr. Bronk has no knowledge of PageStar's current operations or financial condition since he left the company. On November 24, 1998, a class action suit was filed in Los Angeles Superior Court (Case No. BC190882) by Joseph A. Nigro, as a representative of a class of shareholders of PageStar, against PageStar, Eric Chess Bronk, and others. The complaint alleges that PageStar released public information from approximately October 1996 until September 1997, containing material misstatements about its business. A settlement is pending in which Mr. Bronk neither admits nor denies the allegations and in which he is not obligated to pay any damages or costs.

     2. Xtranet Systems, Inc., a Nevada corporation ("Xtranet"). The reorganization was completed on October 22, 1997. Mr. Bronk was the chairman of Xtranet at the time of the reorganization. He received no additional compensation in connection with the reorganization, but maintained his stock in the company. According to the most recent annual report of Xtranet for the year ended December 31, 1998, Xtranet had revenues of $298,557 for such year and provides credit card procession and risk management services. From April 1997 until August 10, 1997, he was the president of Xtranet, and from October 21, 1997, until June 1, 1999, he was the secretary of such entity. Currently, Mr. Bronk has no affiliation with Xtranet.

     3. NetVoice Technologies Corporation ("NetVoice"). In 1998, Mezzanine Capital Ltd., of which Mr. Bronk is the president, performed certain investment banking services for NetVoice in regard to its merger with Blue Pines, Inc. Subsequently, Mezzanine Associates LLC, of which Mr. Bronk is president and Lynn Carlson is the administrative assistant and an account executive, performed certain corporate and investor relations services for NetVoice.

     4. PayStar Communications Corporation ("PayStar"). In 1998, Mezzanine Capital Ltd., of which Mr. Bronk is the president, performed certain investment banking services for PayStar in regard to its merger with Sun Source, Inc. Subsequently, Mezzanine Associates LLC., of which Mr. Bronk is president and Lynn Carlson is the administrative assistant and an account executive, performed certain corporate and investor relations services for PayStar.

Section 16(a) Beneficial Ownership Reporting Compliance

     For the year ended December 31, 2000, the following table sets forth persons, who were directors, officers, or beneficial owners of more than 10% of the Common stock during such fiscal year, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year or any prior fiscal year:

                                                      Number of Transactions Not
    Name            Position           Late Reports   Reported on Timely Basis

    Eric C. Bronk  Officer, Director &     Form 3           1
                   Beneficial Owner

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

     The Company has no employment or compensation agreements or arrangements with either of its officers.

     Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors, and no fees or compensation have been paid to, or accrued by, the present director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 15, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

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

     On September 29, 1999, Mezzanine Capital Ltd., a corporation of which Mr. Bronk is the president and chairman, loaned $4,617 to the Company, and on September 29, 2000, the note was extended for one year. The promissory note bears 10% interest per annum and is due on or before September 28, 2001.

     On December 12, 2000, Mezzanine Associates LLC, a corporation of which Mr. Bronk is the president and chairman, loaned $1,200 to the Company. The promissory note bears 10% interest per annum and is due on or before December 12, 2001.

     On January 2, 2001, Whitelight Technologies, Inc., a corporation of which Mr. Bronk is the president and chairman, loaned $1,200 to the Company. The promissory note bears 10% interest per annum and is due on or before January 2, 2002.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                          Page
     Report of Auditor                                                     F-1
     Balance Sheet as of December 31, 2000                                 F-2
     Statements of Operations for the period from inception to
      December 31, 2000                                                    F-3
     Statement of Stockholders' Equity from inception to
      December 31, 2000                                                    F-4
     Statements of Cash Flows for the period from inception to
      December 31, 2000                                                    F-5
     Notes to Financial Statements                                         F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.     Description of ExhibitPage

     3.1            Articles of Incorporation filed August 19, 1999         *
     3.2            Current Bylaws                                          *
     4.1            Form of Common Stock Certificate                        *
     10.1           Extended Promissory Note dated September 29, 2000   Attached
     10.2           Promissory Note dated December 12, 2000             Attached
     10.3           Promissory Note dated January 2, 2001               Attached
     23.1           Consent of Auditor                                  Attached

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 26, 1999, File No. 0-27827.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Mezzanine Investment Corporation


Date: March 29, 2001      By: /s/ Eric Chess Bronk, President,
                                  Chief Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March _____, 2001       /s/ Eric Chess Bronk, Sole Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Mezzanine Investment Corporation


We have audited the accompanying balance sheet of Mezzanine Investment Corporation (a Nevada corporation) (a Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period August 19, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mezzanine Investment Corporation as of December 31, 2000 and the results of its operations and cash flows the years ended December 31, 2000 and 1999 and for the period from August 19, 1999 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Crouch Bierwolf & Associates

Salt Lake City, Utah
January 19, 2001

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheet

Assets

                                                             December 31,
                                                                2000

      Total Assets                                            $     -
                                                                 ========
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
   Accounts payable                                           $     1,069
   Interest payable                                                   576
   Notes payable - related party                                    5,998
                                                                 --------
       Total Current Liabilities                                    7,643

Stockholders' Equity
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                                            33
   Additional Paid in Capital                                      32,967
   Retained Deficit Accumulated during the Development Stage      (40,643)
                                                                 --------
       Total Stockholders' Equity (Deficit)                        (7,643)
                                                                 --------
Total Liabilities and Stockholders' Equity                    $     -
                                                                 ========

Mezzanine Investment Corporation
(a Development Stage Company)
 Statements of Operations

                                                                  For the Period
                                                                    from August
                                    For the Year   For the Year       19, 1999
                                       Ended          Ended       (Inception) to
                                    December 31,   December 31,     December 31,
                                        2000           1999             2000

Sales:                               $     -        $     -          $     -
                                       -------        -------           -------
Expenses:

   General & Administrative              7,779         32,403            40,182
   Interest                                461            -                 461
                                       -------        -------           -------
          Total Expenses                 8,240         32,403            40,643
                                       -------        -------           -------
Net Loss Before Tax                     (8,240)       (32,403)          (40,643)
                                       -------        -------           -------
Taxes                                      -              -                -
                                       -------        -------           -------
Net (Loss)                           $  (8,240)     $ (32,403)       $  (40,643)
                                       =======        =======           =======
Net Loss Per Share                   $    (.25)     $   (0.98)
                                       =======        =======
Weighted average shares outstanding     33,000         33,000
                                       =======        =======

Mezzanine Investment Corporation
(a Development Stage Company)
Statements of Stockholders' Equity
For the period August 19, 1999 (Inception) through December 31, 2000

                                                                      Retained
                                                                       Deficit
                                                                    Accumulated
                                                        Additional   During the
                                        Common Stock     Paid-in    Development
                                       Shares  Amount    Capital        Stage

Balance, August 19, 1999                 -    $     -   $     -       $     -

Shares issued for cash at $1
 per share                             25,383       25     25,358           -

Shares issued for services at
 $1 per share                           7,617        8      7,609           -

Net loss December 31, 1999               -          -         -       (32,403)
                                      -------   -------   -------     -------
Balance, December 31, 1999             33,000       33     32,967     (32,403)

Net loss December 31, 2000               -          -         -        (8,240)
                                      -------   -------   -------     -------
Balance, December 31, 2000             33,000  $    33  $  32,967    $(40,643)
                                      =======   =======   =======     =======

Mezzanine Investment Corporation
(a Development Stage Company)
 Statements of Cash Flows

                                                                  For the Period
                                                                    from August
                                      For the Year   For the Year    19, 1999
                                         Ended          Ended     (Inception) to
                                      December 31,   December 31,  December 31,
                                          2000           1999          2000

Cash Flows from Operating Activities

     Net loss                        $    (8,240)  $    (32,403) $    (40,643)
     Items not requiring cash flow
       Stock issued for services               -          7,617         7,617
       Increase in accounts payable        1,141          1,885         3,026
                                         -------        -------       -------
                                          (7,099)       (22,901)      (30,000)

Cash Flows from Financing Activities

     Cash from notes receivable                -          4,617         4,617
     Cash from stock sales                     -         25,383        25,383
                                         -------        -------       -------
     Total                                     -         30,000        30,000

Cash Flows from Investing Activities           -              -             -
                                         -------        -------       -------
Change in cash                            (7,099)         7,099             -

Cash, beginning of period                  7,099              -             -
                                         -------        -------       -------
Cash, end of period                      $     -    $     7,099       $     -
                                         =======        =======       =======
Supplemental Cash Flow Information
   Cash Paid For:
       Interest                          $     -    $         -       $     -
       Taxes                             $     -    $         -       $     -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
December 31, 2000

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

NOTE 5 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 2000 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
December 31, 2000

NOTE 5 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards over $40,000 at December 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2000 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

As start up operating capital for the Company, a loan for $5,998 was taken out from a corporation at a rate of 10% interest, due in one year. The loan is unsecured. The corporation giving the loan is also a shareholder of the Company.