Form 10QSB
period 2001-03-31
MEZZANINE INVESTMENT CORP
filed 2001-05-15
CIK 1097588

Page 1
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2001, there were 33,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from March 1, 2000, through March 31, 2001, have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


Page 3
                   Mezzanine Investment Corporation
                     (A Development Stage Company)
                            Balance Sheets

                                                             March    December
                                                           31, 2001   31, 2000
                                                          ---------- ----------
                                                          Unaudited
                                Assets
Current Assets
--------------
  Cash                                                    $     131  $    -
                                                          ---------- ----------

    Total Assets                                          $     131  $    -
                                                          ========== ==========

                 Liabilities and Stockholders' Equity

Current Liabilities
-------------------
   Accounts payable                                       $   2,669  $   1,069
   Interest payable                                             756        576
   Notes payable - related party                              7,198      5,998
                                                          ---------- ----------
    Total Current Liabilities                                10,623      7,643

Stockholders' Equity
--------------------
  Common Stock, 100,000,000 authorized
   shares of $.001 par value, 33,000
   shares issued and outstanding                                 33         33
  Additional Paid in Capital                                 32,967     32,967
  Retained Deficit Accumulated
   during the Development Stage                             (43,492)   (40,643)
                                                          ---------- ----------
    Total Stockholders' Equity                              (10,492)    (7,643)
                                                          ---------- ----------
    Total Liabilities and Stockholders' Equity            $     131  $    -
                                                          ========== ==========

                        See Accompanying Notes

Page 4
                   Mezzanine Investment Corporation
                     (a Development Stage Company)
                        Statements of Operations
                               Unaudited

                                                                       From
                                                                     Inception
                                                   For the Three    August 19,
                                                   Months Ended    1999 through
                                               March 31,  March 31,   March 31,
                                                  2001       2000       2001
                                               ---------- ---------- ----------
Revenues                                       $    -     $    -     $    -
--------                                       ---------- ---------- ----------
Expenses
--------

  General & Administrative                         2,669      4,263     42,851
  Interest Expense                                   180       -           641
                                               ---------- ---------- ----------
    Total Expenses                                 2,849      4,263     43,492
                                               ---------- ---------- ----------
    Net Loss Before Tax                           (2,849)    (4,263)   (43,492)

    Taxes                                           -          -          -
                                               ---------- ---------- ----------
    Net (Loss)                                 $  (2,849) $  (4,263) $ (43,492)
                                               ========== ========== ==========
    Net Loss Per Share                         $   (0.09) $   (0.13)

    Weighted average
    shares outstanding                            33,000     33,000


                        See Accompanying Notes

Page 5
                   Mezzanine Investment Corporation
                     (a Development Stage Company)
                        Statements of Cash Flows

                                                                      From
                                                                    Inception
                                                    For the Three   August 19,
                                                    Months Ended   1999 through
                                               March 31,  March 31,   March 31,
                                                  2001       2000       2001
                                               ---------- ---------- ----------
Cash Flows from Operating Activities
------------------------------------

  Net loss                                     $  (2,849) $  (4,263) $ (43,492)
  Items not requiring cash flow
   Stock issued for services                        -          -         7,617
   Increase in accounts payable                    1,780      2,446      6,006
                                               ---------- ---------- ----------
    Net Cash Provided by
    Operating Activities                          (1,069)    (1,817)   (29,869)

Cash Flows from Investing Activities                -          -          -
------------------------------------           ---------- ---------- ----------
Cash Flows from Financing Activities
------------------------------------

  Cash from notes payable                          1,200       -         4,617
  Cash from stock sales                             -          -        25,383
                                               ---------- ---------- ----------
    Net Cash Provided by
    Financing Activities                           1,200       -        30,000
                                               ---------- ---------- ----------
    Increase in Cash                                 131     (1,817)       131

    Cash, beginning of period                       -         7,099       -
                                               ---------- ---------- ----------
    Cash, end of period                        $     131  $   5,282  $     131
                                               ========== ========== ==========

Supplemental Cash Flow Information
----------------------------------
  Interest                                     $    -     $    -     $       3
  Taxes                                             -          -          -


                        See Accompanying Notes

Page 6
                   Mezzanine Investment Corporation
                     (a Development Stage Company)
                  Notes to The  Financial Statements
                            March 31, 2001

NOTE 1 - BACKGROUND AND HISTORY
-------------------------------
Mezzanine Investment Corporation (the Company) was organized on August 19, 1999 in the State of Nevada for the purpose of conducting any type of business. The Company has yet to identify its specific business purpose.

The Company has yet to fully develop any material income from its stated primary objective and it is classified as a development stage company. All income, expenses, cash flows and stock transactions are reported since the beginning of development stage.

NOTE 2 - CASH AND CASH EQUIVALENTS
----------------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be equivalents.

NOTE 3 - USE OF ESTIMATES
-------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 4 - INCOME TAXES
---------------------
The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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


Page 7
                   Mezzanine Investment Corporation
                     (a Development Stage Company)
                  Notes to The  Financial Statements
                            March 31, 2001

NOTE 4 - INCOME TAXES - (Continued)
-----------------------------------
The Company has cumulative net operating loss carryforwards over $32,000 at December 31, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2000 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 5 - NOTES PAYABLE - RELATED PARTY
--------------------------------------
As start up operating capital for the Company, a loan for $7,198 was taken out from a corporation at a rate of 10% interest, due in one year. The loan is unsecured. The corporation giving the loan is also a shareholder of the Company.

During the first quarter of 2001, the Company received a loan of $1,200 from a Corporation whose is a shareholder of the Company. The payable is unsecured and is bearing interest at the rate of 10% per annum. The note is payable on demand. As of March 31, 2001, accrued interest amounts to $30.

Page 8

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


Page 9

                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             Mezzanine Investment Corporation


Date: May 15, 2001           By  /s/ Eric Chess Bronk, President and
                             Principal Financial and Accounting
                             Officer