Form 10QSB
period 2001-06-30
MEZZANINE INVESTMENT CORP
filed 2001-08-14
CIK 1097588

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-QSB

(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
[X]  No [    ]       (2)  Yes  [X]    No  [   ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 10, 2001, there were 33,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from August 19, 1999, through June 30, 2001, have been made.  The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Mezzanine Investment Corporation
(a Development Stage Company)
Balance Sheets

                                                  June
                                                30, 2001

Assets
Current Assets
     Cash                              $          2,563
     Interest receivable                             68
     Accounts receivable                          3,500
                                               --------
     Total Assets                      $          6,131
                                               ========
Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable                    $              -
   Interest payable                               1,078
   Notes payable - related party                 17,183
                                               --------
       Total Current Liabilities                 18,261

Stockholders' Equity
   Common Stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                          33
   Additional Paid in Capital                    32,967
   Retained Deficit Accumulated
         during the Development Stage           (45,130)
                                               --------
       Total Stockholders' Equity               (12,130)
                                               --------
     Total Liabilities and Stockholders'
      Equity                          $           6,131
                                               ========

The accompanying notes are an integral part of these financial statements

Mezzanine Investment Corporation
(a Development Stage Company)
 Statements of Operations
Unaudited
                                                                                       From
                                                                                       Inception
                    For the Three     For the Three    For the Six     For the Six     August 19,
                    Months Ended      Months Ended     Months Ended    Months Ended    1999 through
                    June 30,          June 30,         June 30,        June 30,        June 30,
                    2001              2000             2001            2000            2001

Revenues            $       68           $     -     $          68      $     -       $     68
                       -------             ------           ------         -------      ------
Expenses

General
 & Administrative        1,384              1,478            4,053           5,741      44,235
Interest Expense           322                 -               503            -            963
                       -------             ------           ------         -------      ------
Total Expenses           1,706              1,478            4,556           5,741      45,198
                       -------             ------           ------         -------      ------
Net Loss Before Tax     (1,638)            (1,478)          (4,488)         (5,741)     45,130

     Taxes                   -                 -                 -            -              -
                       -------             ------           ------         -------      ------
Net (Loss)          $   (1,638)$           (1,478)     $    (4,488)$        (5,741)   $ 45,130
                       =======             ======           ======         =======      ======
Net Loss Per Share  $    (0.05)          $  (0.04)     $     (0.14)$         (0.17)
                       =======             ======           ======         =======
Weighted average
shares outstanding      33,000             33,000           33,000          33,000
                       =======             ======           ======         =======

Mezzanine Investment Corporation
(a Development Stage Company)
 Statements of Cash Flows

                                                                            From
                                                                            Inception
                                        For the Six          For the Six    August 19,
                                        Months Ended         Months Ended   1999 through
                                        June 30,             June 30,       June 30,
                                        2001                 2000           2001

Cash Flows from Operating Activities

     Net loss                              $   (4,488)       $    (5,741)   $     (45,130)
     Items not requiring cash flow
       Stock issued for services                    -                  -            7,617
     (Increase) in accounts receivable         (3,568)                 -           (3,568)
       Increase in accounts/interest
       payable                                    503             (1,358)           1,078
                                             --------           --------         --------
     Net Cash Provided by
     Operating Activities                      (8,622)            (7,099)         (40,003)

Cash Flows from Investing Activities                -                  -                -
                                             --------           --------         --------
Cash Flows from Financing Activities

     Cash from notes payable                   11,185                  -           17,183
     Cash from stock sales                          -                  -           25,383
                                             --------           --------         --------
Net Cash Provided by
Financing Activities                           11,185                  -           42,566
                                             --------           --------         --------
Increase in Cash                                2,563             (7,099)           2,563

Cash, beginning of period                           -              7,099                -
                                             --------           --------         --------
Cash, end of period                         $   2,563           $      -     $      2,563
                                             ========           ========         ========
Supplemental Cash Flow Information
     Interest                               $       -           $      -     $          -
     Taxes                                          -                  -                -

Mezzanine Investment Corporation
(a Development Stage Company)
Notes to The  Financial Statements
June 30, 2001

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
June 30, 2001

NOTE 4 - INCOME TAXES - Continued-

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

During the first quarter of 2001, the Company received a loan of $1,200 from a
Corporation whose is a shareholder of the Company.  The payable is unsecured and is bearing interest at the rate of 10% per annum.  The note is payable on demand.  As of June 30, 2001, accrued interest amounts to $60.

During the second quarter of 2001, the Company received a loan of $9,985 from a corporation who is a shareholder of the Company.  The payable is unsecured and is bearing interest at the rate of 8% per annum.  The note is payable on demand.

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

During the second quarter of 2001, the Company loaned $3,500 to a Corporation whose
President is a shareholder in the Company.  The receivable is unsecured and is bearing an interest rate of 12% per annum.  The note receivable is due on demand.  As of
June 30, 2001, accrued interest amounts to $68.

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

                                  Mezzanine Investment Corporation

Date: August 14, 2001     By: /s/ Eric Chess Bronk, President and
                                  Principal Financial and Accounting Officer