Form 10QSB
period 2001-09-30
MEZZANINE INVESTMENT CORP
filed 2001-11-14
CIK 1097588

Page 1
                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At
November 2, 2001, there were 33,000 shares of the Registrant's
Common Stock outstanding.

Page 2
                             PART I

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from August 19, 1999, through September 30, 2001, have been made.
The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Page 3

                      Mezzanine Investment Corporation
                       (a Development Stage Company)
                              Balance Sheets
                                                    September      December
                                                    30, 2001       31, 2000
                                                   (Unaudited)
                                   Assets
Current Assets
  Cash                                              $   1,308      $    -
  Interest receivable                                     173           -
  Accounts receivable                                   3,500           -
                                                     --------       --------
    Total Assets                                    $   4,981      $    -
                                                     ========       ========

                    Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                  $    -         $   1,069
  Interest payable                                      1,564            576
  Notes payable - related party                        17,183          5,998
                                                     --------       --------
     Total Current Liabilities                         18,747          7,643

Stockholders' Equity
  Common Stock, 100,000,000 authorized
   shares of $.001 par value, 33,000 shares
   issued and outstanding                                  33             33
  Additional Paid in Capital                           32,967         32,967
  Retained Deficit Accumulated
   during the Development Stage                       (46,766)       (40,643)
                                                     ---------      ---------
     Total Stockholders' Equity                       (13,766)        (7,643)

     Total Liabilities and Stockholders' Equity     $   4,981     $     -
                                                     =========     ==========

               See accompanying notes to financial statements.

Page 4

                                    Mezzanine Investment Corporation
                                     (a Development Stage Company)
                                        Statements of Operations
                                              (Unaudited)
                                                                                              From
                                                                                            Inception
                              For the Three  For the Three  For the Nine   For the Nine     August 19,
                              Months Ended   Months Ended   Months Ended   Months Ended    1999 through
                              September 30,  September 30,  September 30,  September 30,   September 30,
                                  2001           2000           2001           2000            2001
Revenues                     $     105       $    -         $     173      $    -          $     173
                              ---------       ---------      ---------      ---------       ---------
Expenses

  General & Administrative       1,255           1,298          5,308          6,805          45,490
  Interest Expense                 486             115            989            349           1,449
                              ---------       ---------      ---------      ---------       ---------
     Total Expenses              1,741           1,413          6,297          7,154          46,939
                              ---------       ---------      ---------      ---------       ---------
Net Loss Before Tax             (1,636)         (1,413)        (6,124)        (7,154)        (46,766)

  Taxes                           -               -              -              -               -
                              ---------       ---------      ---------      ---------       ---------
Net (Loss)                   $  (1,636)      $  (1,413)     $  (6,124)     $  (7,154)      $ (46,766)
                              =========       =========      =========      =========       =========
Net Loss Per Share           $   (0.05)      $   (0.04)     $   (0.19)     $   (0.22)

Weighted average
 shares outstanding             33,000          33,000         33,000         33,000

                            See accompanying note to financial statements.

Page 5

                                  Mezzanine Investment Corporation
                                   (A Development Stage Company)
                                      Statements of Cash Flows
                                            (Unaudited)
                                                                                          From
                                                                                        Inception
                                                   For the Nine      For the Nine       August 19,
                                                   Months Ended      Months Ended      1999 through
                                                   September 30,     September 30,     September 30,
                                                       2001              2000              2001
Cash Flows from Operating Activities
  Net loss                                         $  (6,124)        $  (7,154)        $ (46,766)
  Items not requiring cash flow
   Stock issued for services                            -                 -                7,617
   (Increase) in accounts receivable                  (3,673)             -               (3,673)
   Increase in accounts payable/interest payable         (80)               55             1,564
                                                    ---------         ---------         ---------
     Net Cash Provided by Operating Activities        (9,877)           (7,099)          (41,258)
                                                    ---------         ---------         ---------
Cash Flows from Investing Activities                    -                 -                   -
                                                    ---------         ---------         ---------
Cash Flows from Financing Activities
  Cash from notes payable                             11,185              -               17,183
  Cash from stock sales                                 -                 -               25,383
                                                    ---------         ---------         ---------
     Net Cash Provided by Financing Activities        11,185              -               42,566
                                                    ---------         ---------         ---------
Increase in Cash                                       1,308            (7,099)            1,308

Cash, beginning of period                               -                7,099              -
                                                    ---------         ---------         ---------
Cash, end of period                                $   1,308         $    -            $   1,308
                                                    =========         =========         =========

Supplemental Cash Flow Information
  Interest                                         $    -            $    -            $       3
  Taxes                                                 -                 -                 -

                                See accompanying note to financial statements.

Page 6
                Mezzanine Investment Corporation
                  a Development Stage Company)
               Notes to The  Financial Statements
                       September 30, 2001

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

Page 7
                Mezzanine Investment Corporation
                 (a Development Stage Company)
               Notes to The  Financial Statements
                       September 30, 2001

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

NOTE 5 - NOTES PAYABLE - RELATED PARTY

As start up operating capital for the Company, a loan for $4,617 was taken out from a corporation at a rate of 10% interest, due September 29, 2002. The loan is unsecured. The corporation giving the loan is also a shareholder of the Company. As of September 30, 2001, accrued interest on this loan amounts to $921.

A promissory note was issued in the amount of $1,381 for expenses paid in behalf of the Company. This note is unsecured and carries an interest rate of 10% per annum. The note is due and payable on December 12, 2001. The president of the corporation holding the note is a shareholder of the Company. As of September 30, 2001, accrued interest on this note amounts to $105.

During the first quarter of 2001, the Company received a loan of $1,200 from a corporation whose President is a shareholder of the Company. The payable is unsecured and is bearing interest at the rate of 10% per annum. The note is payable on demand. As of September 30, 2001, accrued interest amounts to $90.

During the second quarter of 2001, the Company received a loan of $9,985 from a corporation who is a shareholder of the Company. The payable is unsecured and is bearing interest at the rate of 12% per annum. The note is payable on demand. As of September 30, 2001, accrued interest amounts to $514.

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

During the second quarter of 2001, the Company loaned $3,500 to a Corporation whose President is a shareholder in the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. As of September 30, 2001, accrued interest amounts to $173.

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

     The original shareholders contributed a total of $25,383 in cash and $7,617 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric C. Bronk, the sole officer and director of the Company, is an executive officer and director, has loaned $14,617 to the Company for operating expenses. Mezzanine Associates, LLC and Whitelight Technologies, Inc., entities of which Mr. Bronk is also an executive officer and director, have both loaned $1,200 to the Company for operating expenses.

     The Company has loaned $3,500 to Saiph Corporation, an entity of which Mr. Bronk is an executive officer and director.

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

                              Mezzanine Investment Corporation

                              /s/ Eric Chess Bronk
Date: November 9, 2001        By: Eric Chess Bronk, President and
                              Principal Financial and Accounting Officer