Form 10KSB
period 2001-12-31
MEZZANINE INVESTMENT CORP
filed 2002-04-01
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year:  $  -0-

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 20, 2002, there were 33,000 shares of the Registrant's Common stock outstanding.

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

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able
o identify and acquire any business opportunity based on management's business judgement.

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

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of director, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's director, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     The Company's sole director and executive officer has not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officer, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

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

Status as a Pseudo California Corporation.

Section 2115 of the California General Corporation Law subjects certain foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California.
Notwithstanding the fact that the Company currently has no property, payroll, or sales, it may still be considered a pseudo California corporation, even though it was incorporated under the laws of the State of Nevada. The designation as a pseudo California corporation would continue until the end of the first year following a year in which we did not meet the test.

     Some of the substantive provisions applicable to a pseudo California corporation include laws relating to the annual election of directors; the removal of directors without cause; the removal of directors by court proceedings; the filling of director vacancies where less than a majority in office were elected by shareholders; directors' standard of care; the liability of directors for unlawful distributions; indemnification of directors, officers and others; limitations on corporate distributions; the liability of shareholders who receive unlawful distributions; annual shareholders' meetings and remedies if such meetings are not timely held; supermajority vote requirements; limitations on the sale of assets; limitations on mergers; board and shareholder approvals required in reorganizations; dissenters' rights; records and reports; special jurisdiction of the state attorney general if certain shareholder protective provisions are not being complied with; and shareholders' and directors' rights of inspection. Section 2115 would also subject the Company to Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors.

                     ITEM 2.  DESCRIPTION OF PROPERTY

     Since inception the Company's administrative offices, consisting of approximately 1,500 square feet of office space, have been located at 1516 Brookhollow Drive, Suite D, Santa Ana, California, which are the offices of Mezzanine Associates LLC, a corporation affiliated with Eric Chess Bronk, the sole director and executive officer of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Mezzanine Associates LLC.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Although all of the 33,000 outstanding common shares have met the one year holding requirement of Rule 144 under the Securities Act, the Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 1,617 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock.

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At March 20, 2002, the Company had 12 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

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

     The original shareholders contributed a total of $25,383 in cash and $7,617 in services as capital contributions for stock of the Company. Mezzanine Capital Ltd., an entity of which Eric Chess Bronk, the sole officer and director of the Company, is an executive officer and director, loaned $4,617 to the Company at its inception for operating expenses, and an additional $10,000 on April 27, 2001. Mezzanine Associates, LLC and Whitelight Technologies, Inc., entities of which Mr. Bronk is also an executive officer and director, have loaned $1,381 and $1,200, respectively, to the Company for operating expenses. See "Item 12. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2002, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Although the Company has not changed the firm that performs its audits, the name of the firm has been changed from Crouch, Bierwolf & Associates to Bierwolf, Nilson & Associates.

                                 PART III

         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
    CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 20, 2002, the name, age, and position of the sole executive officer and director of the Company:

Name                Age  Position(s)              Director Since

Eric Chess Bronk    55   Director, President &    August 1999
                         Secretary/Treasurer

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

3. NetVoice Technologies Corporation ("NetVoice"). In 1998, Mezzanine Capital Ltd., of which Mr. Bronk is the president, performed certain investment banking services for NetVoice in regard to its merger with Blue Pines, Inc. Subsequently, Mezzanine Associates LLC, of which Mr. Bronk is president, performed certain corporate and investor relations services for NetVoice.

4. PayStar Corporation ("PayStar"). In 1998, Mezzanine Capital Ltd., of which Mr. Bronk is the president, performed certain investment banking services for PayStar in regard to its merger with Sun Source, Inc. Subsequently, Mezzanine Associates LLC., of which Mr. Bronk is president, performed certain corporate and investor relations services for PayStar.

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

                  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
                     BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 20, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:
                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)       Percent of Class

Eric C. Bronk                      6,000(2)            18.18%
3857 Birch St., #606
Newport Beach, CA   92660

Executive Officers and             6,000               18.18%
Directors as a Group
(1 Person)

Mezzanine Capital, Ltd             3,000(2)            9.09%
Clarendon House
2 Church St.
Hamilton, Bermuda HM DX

Baldwin Securities                 3,000               9.09%
99-101 Regent Street
1st Floor
London W1R 7HB, UK

Verde Investments Limited          3,000               9.09%
Villa Athene, Broadway, Mill Hill
London, England NW7 3TB

Fleming Securities                 2,883               8.74%
Suites 1601-1603
32 Hollywood Rd.
Hong Kong

Joe Glenn                          3,000               9.09%
3104 E. Camelback Rd., #527
Phoenix, AZ   85016

Starling Securities Ltd.           3,000               9.09%
Suite 2B, Mansion House
143 Main Street
Gibraltar

Carl Suter                         3,000               9.09%
4070 Cassia Lane
Yorba Linda, CA   92886

William D. Yotty                   3,000               9.09%
1110 West Kettleman, #48
Lodi, CA   95240

Jason Daggett                      3,000               9.09%
2895 Pacific Coast Highway
Suite 210
Malibu, CA   90265

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


         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the organization of the Company Eric Chess Bronk, the sole officer and director of the Company, received 3,000 shares for services rendered by Mr. Bronk to the Company.

     On December 12, 2000, Mezzanine Associates LLC, a corporation of which Mr. Bronk is the president and chairman, loaned $1,381 to the Company, and on December 12, 2001, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On January 2, 2001, Whitelight Technologies, Inc., a corporation of which Mr. Bronk is the president and sole director, loaned $1,200 to the Company, and on January 2, 2002, the terms of the note were renegotiated.
A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On April 27, 2001, Mezzanine Capital Ltd, a corporation of which Mr. Bronk is the president and chairman, loaned $10,000 to the Company. The promissory note bears 12% interest and is due upon demand. Mezzanine Capital Ltd. also loaned $4,617 to the Company on September 29, 1999, and on September 29, 2001, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On May 2, 2001, the Company loaned $3500 to Saiph Corporation, a corporation of which Mr. Bronk is the president and sole director. The promissory note bears 12% interest and is due and payable upon demand.

             ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1)    Financial Statements.  The following financial statements
are included in this report:
                                                                            Page
     Report of Auditor                                                       F-1
     Balance Sheet as of December 31, 2001                                   F-2
     Statements of Operations for the years ended December 31, 2001
       and 2000, and the period from inception to December 31, 2001          F-3
     Statement of Stockholders' Equity from inception to December 31, 2001   F-4

     Statements of Cash Flows for the year ended December 31, 2001
       and 2000, and the period from inception to December 31, 2001          F-5
     Notes to Financial Statements                                           F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

     Exhibit No.   Description of Exhibit                               Page

     3.1           Articles of Incorporation filed August 19, 1999       *
     3.2           Current Bylaws                                        *
     4.1           Form of Common Stock Certificate                      *
     10.1          Promissory Note dated September 29, 2001            Attached
     10.2          Promissory Note dated December 12, 2001             Attached
     10.3          Promissory Note dated January 2, 2002               Attached
     10.4          Promissory Note dated April 27, 2001                Attached

          *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 26, 1999, File No. 0-27827.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Mezzanine Investment Corporation

Date: March 28, 2002                By: /s/ Eric Chess Bronk
                                        Eric Chess Bronk, President, Chief
                                        Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.


Date: March 28, 2002                    /s/ Eric Chess Bronk
                                        Eric Chess Bronk, Sole Director

                    Bierwolf, Nilson & Associates
                     Certified Public Accountants
                       1453 South Major Street
                     Salt Lake City, Utah   84115
            Telephone (801) 363-1175   Fax (801) 363-0615


                     INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Mezzanine Investment Corporation

We have audited the accompanying balance sheets of Mezzanine Investment Corporation (a Nevada Corporation) (a development stage company) as of December 31, 2001 and 2000, and the related statements of income, retained earnings, and cash flows for the period then ended, and the period August 19, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mezzanine Investment Corporation at December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended and the period August 19, 1999 to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Mezzanine Investment Corporation will continue as a going concern. As discussed in Note 6 to the financial statements, Mezzanine Investment Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
March 13, 2001

                    Mezzanine Investment Corporation
                     (a Development Stage Company)
                             Balance Sheet
                                                              December 31,
                                                                  2001
                                                              ------------
                                 Assets
Current assets
   Cash (note 2)                                              $       658
   Interest receivable                                                281
   Note receivable related party (note 5)                           3,500
                                                               ----------
     Total current assets                                     $     4,439
                                                               ==========

             Liabilities and Stockholders' Equity (Deficit)

Current liabilities
   Accounts payable                                           $       250
   Interest payable                                                 2,121
   Notes payable - related party (note 4)                          17,198
                                                               ----------
     Total current liabilities                                     19,569

Stockholders' equity
   Common stock, 100,000,000 authorized
     shares of $.001 par value, 33,000 shares
     issued and outstanding                                            33
   Additional paid in capital                                      32,967
   Accumulated deficit during the development stage               (48,130)
                                                               ----------
     Total stockholders' equity (deficit)                         (15,130)
                                                               ----------
Total liabilities and stockholders' equity                    $     4,439
                                                               ==========

The accompanying notes are an interal part of these financial statements.

                           Mezzanine Investment Corporation
                            (a Development Stage Company)
                              Statements of Operations
                                                                        For the Period
                                                                        from August 19,
                                       For the Year     For the Year         1999
                                          Ended            Ended        (Inception) to
                                       December 31,     December 31,     December 31,
                                           2001             2000             2001
                                       ------------     ------------     ------------
Revenues:                              $      -         $      -         $      -
                                        ----------       ----------       ----------
Expenses:
   General & administrative                  6,108            7,779           46,290
   Interest                                  1,660              461            2,121
                                        ----------       ----------       ----------
     Total expenses                          7,768            8,240           48,411
                                        ----------       ----------       ----------
Loss from operations                        (7,768)          (8,240)         (48,411)
                                        ----------       ----------       ----------
Other income & expenses:
   Interest income                             281         -                     281

Loss before income tax                      (7,487)          (8,240)         (48,130)

Taxes                                         -                -                -
                                        ----------       ----------       ----------
     Net (loss)                        $    (7,487)     $    (8,240)     $   (48,130)
                                        ==========       ==========       ==========

Net loss per share                     $      (.23)     $     (0.25)
                                        ==========       ==========

Weighted average shares outstanding         33,000           33,000
                                        ==========       ==========

       The accompanying notes are an interal part of these financial statements.
                                         F-3

                                Mezzanine Investment Corporation
                                 (a Development Stage Company)
                               Statements of Stockholders' Equity
              For the period August 19, 1999 (Inception) through December 31, 2001
                                                                                    Accumulated
                                                                                     Deficit
                                                                    Additional      During the
                                         Common Stock                Paid-in        Development
                                    Shares           Amount          Capital           Stage
                                 ------------     ------------     ------------     ------------
Balance at August 19, 1999              -         $      -         $      -         $      -

Shares issued for cash
  at $1 per share                     25,383               25           25,358             -

Shares issued for services
  at $1 per share                      7,617                8            7,609             -

Net loss for the period ended
  December 31, 1999                     -                -                -             (32,403)
                                  ----------       ----------       ----------       ----------
Balance at December 31, 1999          33,000               33           32,967          (32,403)

Net loss for the year ended
  December 31, 2000                     -                -                -              (8,240)
                                  ----------       ----------       ----------       ----------
Balance at December 31, 2000          33,000               33           32,967          (40,643)

Net loss for the year ended
  December 31, 2001                     -                -                -              (7,487)
                                  ----------       ----------       ----------       ----------
Balance at December 31, 2001          33,000      $        33      $    32,967      $   (48,130)
                                  ==========       ==========       ==========       ==========

           The accompanying notes are an interal part of these financial statements.
                                             F-4

                                Mezzanine Investment Corporation
                                 (a Development Stage Company)
                                    Statements of Cash Flows
                                                                                   For the Period
                                                                                   from August 19,
                                                  For the Year     For the Year        1999
                                                     Ended            Ended        (Inception) to
                                                  December 31,     December 31,     December 31,
                                                      2001             2000             2001
                                                  ------------     ------------     ------------
Cash flows from operating activities
Net loss                                          $    (7,487)     $    (8,240)     $   (48,130)
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   (Increase) decrease in interest receivable            (281)            -                (281)
   Stock issued for services                             -                -               7,617
   Increase (decrease) in accounts and
     interest payable                                     726             (240)           2,371
                                                   ----------       ----------       ----------
     Net cash provided by operating activities         (7,042)          (8,480)         (38,423)

Cash flows from investing activities
   Loans to related party                              (3,500)            -              (3,500)
                                                   ----------       ----------       ----------
     Net cash provided by investing activities         (3,500)            -              (3,500)

Cash flows from financing activities
   Proceeds from related party note                    11,200            1,381           17,198
   Proceeds from stock sales                             -                -              25,383
                                                   ----------       ----------       ----------
     Net cash provided by financing activities         11,200            1,381           42,581

Change in cash                                            658           (7,099)             658

Cash, beginning of period                                -               7,099             -
                                                   ----------       ----------       ----------
Cash, end of period                               $       658      $      -         $       658
                                                   ==========       ==========       ==========

Supplemental cash flow information
   Cash paid for:
     Interest                                     $      -         $      -         $      -
     Taxes                                        $      -         $      -         $      -

           The accompanying notes are an interal part of these financial statements.
                                             F-5

                   Mezzanine Investment Corporation
                    (a Development Stage Company)
                  Notes to The  Financial Statements
                          December 31, 2001

NOTE 1 - CORPORATE HISTORY

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. All cash is currently held in trust by the Company's attorney.

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1999 and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 2001 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                   Mezzanine Investment Corporation
                    (a Development Stage Company)
                  Notes to The  Financial Statements
                          December 31, 2001

NOTE 3 - INCOME TAXES - continued

The Company has cumulative net operating loss carryforwards over $48,000 at December 31, 2001. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2001 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

As start up operating capital for the Company, a loan for $4,617 was taken out from a corporation which a shareholder of the Company at a rate of 10% interest. The president of the corporation giving the loan is the sole officer and director, and is a shareholder of the Company. The loan is unsecured and due on demand. At year end, the total accrued interest amounted to $1,041.

During the fourth quarter of 2001, the Company received a loan of $1,381 from a corporation whose president is the sole officer and director, and a shareholder of the Company. The loan is unsecured and bears interest at the rate of 10% per annum. The note is payable on demand. At year end, the total accrued interest amounted to $145.

During the first quarter of 2001, the Company received a loan of $1,200 from a corporation whose president is the sole officer and director, and a shareholder of the Company. The loan is unsecured and bears interest at the rate of 10% per annum. The note is payable on demand. At year end, the total accrued interest amounted to $119.

During the second quarter of 2001, the Company received a loan of $10,000 from a corporation which is a shareholder of the Company and whose president is the sole officer and director, and a shareholder of the Company. The loan is unsecured and bears interest at the rate of 12% per annum. The note is due and payable on demand. At year end, the total accrued interest amounted to $815.

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY

During the year, the Company loaned $3,500 to a corporation whose president is the sole officer and director, and a shareholder of the Company. The receivable is unsecured and bears an interest rate of 12% per annum. The note receivable is due on demand. At year end, the total accrued interest receivable amounted to $281.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.