Form 10QSB
period 2002-03-31
MEZZANINE INVESTMENT CORP
filed 2002-05-16
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 14, 2002, there were 33,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and changes in its financial position from August 19, 1999, through March 31, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

Page 3
                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                     March         December
                                                    31, 2002       31, 2001
                                                   -----------    -----------
                                                   (Unaudited)
                                  Assets
Current Assets

   Cash                                            $       408    $       658
   Interest Receivable                                     386            281
   Note Receivable Related Party                         3,500          3,500
                                                    ----------     ----------
     Total Assets                                  $     4,294    $     4,439
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                $     2,262    $       250
   Interest Payable                                      2,531          2,121
   Notes Payable - Related Party                        17,198         17,198
                                                    ----------     ----------
     Total Current Liabilities                          21,991         19,569

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    33,000 Shares Issued and Outstanding                    33             33
   Additional Paid in Capital                           32,967         32,967
   Deficit Accumulated in the Development Stage        (50,697)       (48,130)
                                                    ----------     ----------
     Total Stockholders' Equity                        (17,697)       (15,130)
                                                    ----------     ----------
     Total Liabilities and Stockholders' Equity    $     4,294    $     4,439
                                                    ==========     ==========

               See accompanying notes to the financial statements

Page 4
                         Mezzanine Investment Corporation
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                     For the Period
                                                                     August 19, 1999
                                        For the Three Months Ended    (Inception)
                                          March          March         to March
                                         31, 2002       31, 2001       31, 2002
                                        ----------     ----------     ----------
Revenues                               $       -      $       -      $       -
                                        ----------     ----------     ----------
Expenses

   General & Administrative                  2,262          2,669         48,667
                                        ----------     ----------     ----------
     Total Expenses                          2,262          2,669         48,667
                                        ----------     ----------     ----------
     Income (Loss) from Operations          (2,262)        (2,669)       (48,667)

Other Income (Expenses)

   Interest Expense                           (410)          (180)        (2,416)
   Interest Income                             105            -              386
                                        ----------     ----------     ----------
     Total Other Income (Expenses)            (305)          (180)        (2,030)
                                        ----------     ----------     ----------
     Income (Loss) Before Taxes             (2,567)        (2,849)       (50,697)

     Taxes                                     -              -              -
                                        ----------     ----------     ----------
     Net (Loss)                        $    (2,567)   $    (2,849)   $   (50,697)
                                        ==========     ==========     ==========
     Loss Per Common Share             $     (0.08)   $     (0.09)

     Weighted Average
     Shares Outstanding                     33,000         33,000

                   See accompanying notes to the financial statements

Page 5
                            Mezzanine Investment Corporation
                             (A Development Stage Company)
                                Statement of Cash Flows
                                      (Unaudited)

                                                                           For the Period
                                                                           August 19, 1999
                                               For the Three Months Ended    (Inception)
                                                 March         March         to March
                                                31, 2002      31, 2001       31, 2002
                                               -----------   -----------    -----------
Cash Flows from Operating Activities

   Net Income (Loss)                           $   (2,567)   $   (2,849)    $  (50,697)
   Adjustments to Reconcile Net Loss
   to Net Cash:
     Stock Issued for Services                        -             -            7,617
     (Increase) in Interest Receivable               (105)          -             (386)
     Increase in Accounts Payable/Interest          2,422         1,780          4,793
                                                ---------     ---------      ---------
        Net Cash Provided (Used) by
        Operating Activities                         (250)       (1,069)       (38,673)

Cash Flows from Investing Activities

   Loans to Related Party                             -             -           (3,500)
                                                ---------     ---------      ---------
        Net Cash Provided (Used) by
        Investing Activities                          -             -           (3,500)

Cash Flows from Financing Activities

   Cash from Notes Payable                            -           1,200         17,198
   Cash from Stock Sales                              -             -           25,383
                                                ---------     ---------      ---------
       Net Cash Provided (Used) by
       Financing Activities                           -           1,200         42,581
                                                ---------     ---------      ---------
       Increase (Decrease) in Cash                   (250)          131            408

       Cash, Beginning of Period                      658           -              -
                                                ---------     ---------      ---------
       Cash, End of Period                     $      408    $      131     $      408
                                                =========     =========      =========

Supplemental Cash Flow Information
   Interest                                    $      -      $      -       $        3
   Taxes                                              -             -              -

                    See accompanying notes to the financial statements

Page 6
                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
     purposes.   There were no temporary differences at March 31, 2002 and
     earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

Page 7
                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2002

NOTE 3 - INCOME TAXES  -continued-

     The Company has cumulative net operating loss carryforwards over $50,000 at March 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     As start up operating capital for the Company, two loans for $4,617 and $1,381 were taken out from separate corporations at rates of 10% interest. The loans are unsecured and due on demand. The presidents of the corporations giving the loans are also shareholders of the Company. At year end, the total accrued interest amounts to $115 and $35 respectively.

     During the first quarter of 2001, the Company received a loan of $1,200 from a corporation whose president is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 10% per annum. The note is payable on demand. As of March 31, 2002, the total accrued interest amounts to $30.

     During second quarter of 2001, the Company received a loan of $10,000 from a corporation who is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 8% per annum. The note is due and payable on demand. At quarter end, the total accrued interest amounts to $200.

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $386.

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

                                  PART II

                       ITEM 6.  REPORTS ON FORM 8-K

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

Page 9
                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Mezzanine Investment Corporation

Date: May 16, 2002              By: /s/ Eric Chess Bronk
                                Eric Chess Bronk, President and Principal
                                Financial and Accounting Officer