Form 10QSB
period 2002-06-30
MEZZANINE INVESTMENT CORP
filed 2002-08-13
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 000-27827

                     MEZZANINE INVESTMENT CORPORATION
            (Exact name of Registrant as specified in charter)

NEVADA                                  33-0874810
State or other jurisdiction of          I.R.S. Employer I.D. No.
incorporation or organization

170 NEWPORT CENTER DRIVE, SUITE 220, NEWPORT BEACH, CA      92660
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (949) 644-0095

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 8, 2002, there were 33,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations and changes in its financial position from August 19, 1999, through June 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                       June        December
                                                     30, 2002      31, 2001
                                                    -----------   -----------
                                                    (Unaudited)
                                  Assets
Current Assets

  Cash                                              $      -      $      658
  Interest Receivable                                      491           281
  Note Receivable - Related Party                        3,500         3,500
                                                     ---------     ---------
     Total Assets                                   $    3,991    $    4,439
                                                     =========     =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                  $    4,805    $      250
  Interest Payable                                       2,911         2,121
  Notes Payable - Related Party                         17,198        17,198
                                                     ---------     ---------
     Total Current Liabilities                          24,914        19,569

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    33,000 Shares Issued and Outstanding                    33            33
  Additional Paid in Capital                            32,967        32,967
  Deficit Accumulated in the Development Stage         (53,923)      (48,130)
                                                     ---------     ---------
     Total Stockholders' Equity                        (20,923)      (15,130)
                                                     ---------     ---------
     Total Liabilities and Stockholders' Equity     $    3,991    $    4,439
                                                     =========     =========

             See accompanying notes to the financial statements.

                               Mezzanine Investment Corporation
                                (A Development Stage Company)
                                   Statement of Operations
                                         (Unaudited)

                                                                                     For the
                                                                                     Period
                                                                                     August
                                                                                    19, 1999
                          For the Three Months Ended   For the Six Months Ended    (Inception)
                              June         June           June         June         to June
                            30, 2002     30, 2001       30, 2002     30, 2001       30, 2002
                           ----------   ----------     ----------   ----------     ----------
Revenues                   $      -     $      -       $      -     $      -       $      -
                            ---------    ---------      ---------    ---------      ---------
Expenses

  General &
   Administrative               2,951        1,384          5,213        4,053         51,618
                            ---------    ---------      ---------    ---------      ---------
     Total Expenses             2,951        1,384         (5,213)       4,053        (51,618)
                            ---------    ---------      ---------     ---------      ---------
     Income (Loss)
     from Operations           (2,951)      (1,384)        (5,213)      (4,053)       (51,618)

Other Income (Expenses)

  Interest Income                 105           68            210           68            491
  Interest Expense               (380)        (322)          (790)        (503)        (2,796)
                            ---------    ---------      ---------    ---------      ---------
     Total Other
     Income (Expenses)           (275)        (254)          (580)        (440)        (2,305)
                            ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     Before Taxes              (3,226)      (1,638)        (5,793)      (4,488)       (53,923)

     Taxes                        -            -              -            -              -
                            ---------    ---------      ---------    ---------      ---------
     Net Income (Loss)     $   (3,226)  $   (1,638)    $   (5,793)  $   (4,488)    $  (53,923)
                            =========    =========      =========    =========      =========

     Loss Per
     Common Share          $    (0.10)  $    (0.05)    $    (0.18)  $    (0.14)

     Weighted Average
     Shares Outstanding        33,000       33,000         33,000       33,000

                      See accompanying notes to the financial statements.

                          Mezzanine Investment Corporation
                           (A Development Stage Company)
                              Statement of Cash Flows
                                    (Unaudited)

                                                                       For the Period
                                                                       August 19, 1999
                                            For the Six Months Ended    (Inception)
                                               June          June        to June
                                             30, 2002      30, 2001      30, 2002
                                            -----------   -----------   -----------
Cash Flows from Operating Activities

  Net Income (Loss)                         $   (5,793)   $   (4,488)   $  (53,923)
  Adjustments to Reconcile Net Loss
  to Net Cash;
    Stock Issued for Services                      -             -           7,617
    (Increase) in Interest Receivable             (210)       (3,568)         (491)
    Increase in Accounts Payable/Interest        5,345          (566)        7,716
                                             ---------     ---------     ---------
       Net Cash Provided (Used) by
       Operating Activities                      (658)        (8,622)      (39,081)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                 -             -          (3,500)
                                             ---------     ---------     ---------
       Net Cash Provided (Used) by
       Investing Activities                        -             -          (3,500)

Cash Flows from Financing Activities

  Cash from Notes Payable                          -          11,185        17,198
  Cash from Stock Sales                            -             -          25,383
                                             ---------     ---------     ---------
       Net Cash Provided (Used) by
       Financing Activities                        -          11,185        42,581
                                             ---------     ---------     ---------
       Increase (Decrease) in Cash                (658)        2,563           -

       Cash, Beginning of Period                   658           -             -
                                             ---------     ---------     ---------
       Cash, End of Period                  $      -      $    2,563    $      -
                                             =========     =========     =========

Supplemental Cash Flow Information
  Interest                                  $      -      $      -      $        3
  Taxes                                            -             -             -

                 See accompanying notes to the financial statements.

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                  Notes to The  Financial Statements
                            June 30, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                  Notes to The  Financial Statements
                            June 30, 2002

NOTE 3 - INCOME TAXES -continued-

     The Company has cumulative net operating loss carryforwards over $53,000 at June 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     As start up operating capital for the Company, two loans for $4,617 and $1,381 were taken out from separate corporations at rates of 10% interest. The loans are unsecured and due on demand. The presidents of the corporations giving the loans are also shareholders of the Company. The total accrued interest to date amounts to $1,271 and $215 respectively.

     During the first quarter of 2001, the Company received a loan of $1,200 from a corporation whose president is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 10% per annum. The note is payable on demand. As of June 30, 2002, the total accrued interest amounts to $179.

     During second quarter of 2001, the Company received a loan of $10,000 from a corporation who is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 10% per annum. The note is due and payable on demand. At quarter end, the total accrued interest amounts to $1,246.

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $491.

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

                               PART II

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2002.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Mezzanine Investment Corporation

Date: August 13, 2002         By: /S/ Eric Chess Bronk
                              Eric Chess Bronk, President and
                              Principal Financial and Accounting
                              Officer