Form 10QSB
period 2002-09-30
MEZZANINE INVESTMENT CORP
filed 2002-11-15
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 12, 2002, there were 118,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations and changes in its financial position from August 19, 1999, through September 30, 2002, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                     September        December
                                                     30, 2002         31, 2001
                                                    (Unaudited)
                                                    -----------      -----------
                                  Assets
Current Assets

   Cash                                             $      -         $      658
   Interest Receivable                                     596              281
   Note Receivable - Related Party                       3,500            3,500
                                                     ---------        ---------
     Total Assets                                   $    4,096       $    4,439
                                                     =========        =========

                   Liabilities and Stockholders' Equity

Current Liabilities

   Accounts Payable                                 $    5,160       $      250
   Interest Payable                                      3,291            2,121
   Notes Payable - Related Party                        17,198           17,198
                                                     ---------        ---------
     Total Current Liabilities                          25,649           19,569

Stockholders' Equity

   Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value;
    33,000 Shares Issued and Outstanding                    33               33
   Additional Paid in Capital                           32,967           32,967
   Deficit Accumulated in the Development Stage        (54,553)         (48,130)

     Total Stockholders' Equity                        (21,553)         (15,130)
                                                     ---------        ---------
     Total Liabilities and Stockholders' Equity     $    4,096       $    4,439
                                                     =========        =========

              See accompanying notes to the financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                          For the Period
                                                                                             August
                                                                                             19, 1999
                            For the Three Months Ended      For the Nine Months Ended      (Inception)
                             September      September        September      September        to Sept.
                             30, 2002       30, 2001         30, 2002       30, 2001         30, 2002
                           ------------   ------------     ------------   ------------     ------------
Revenues                   $       -      $       -        $       -      $       -        $       -
                            ----------     ----------       ----------     ----------       ----------
Expenses

   General &
    Administrative                 355          1,255            5,568          5,308           51,973
                            ----------     ----------       ----------     ----------       ----------
     Total Expenses                355          1,255           (5,568)         5,308          (51,973)
                            ----------     ----------       ----------     ----------       ----------
     Income (Loss)
     from Operations              (355)        (1,255)          (5,568)        (5,308)         (51,973)

Other Income (Expenses)

   Interest Income                 105            105              315            173              596
   Interest Expense               (380)          (486)          (1,170)          (989)          (3,176)
                            ----------     ----------       ----------     ----------       ----------
     Total Other
     Income (Expenses)            (275)          (381)            (855)          (816)          (2,580)
                            ----------     ----------       ----------     ----------       ----------
     Income (Loss)
     Before Taxes                 (630)        (1,636)          (6,423)        (6,124)         (54,553)

     Taxes                         -              -                -              -                -
                            ----------     ----------       ----------     ----------       ----------
     Net Income (Loss)     $      (630)   $    (1,636)     $    (6,423)   $    (6,124)     $   (54,553)
                            ==========     ==========       ==========     ==========       ==========

     Loss Per
     Common Share          $     (0.02)   $     (0.05)     $     (0.19)   $     (0.19)

     Weighted Average
     Shares Outstanding         33,000         33,000           33,000         33,000


              See accompanying notes to the financials statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                          For the Period
                                                                          August 19, 1999
                                              For the Nine Months Ended    (Inception)
                                              September      September     to September
                                              30, 2002       30, 2001       30, 2002
                                             -----------    -----------    -----------
Cash Flows from Operating Activities

  Net Income (Loss)                          $   (6,423)    $   (6,124)    $  (54,553)
  Adjustments to Reconcile Net Loss
  to Net Cash;
    Stock Issued for Services                       -              -            7,617
    (Increase) in Interest Receivable              (315)        (3,373)          (596)
    Increase in Accounts Payable/Interest         6,080            (80)         8,451
                                              ---------      ---------      ---------
     Net Cash Provided (Used) by
     Operating Activities                          (658)        (9,877)       (39,081)

Cash Flows from Investing Activities

  Proceeds from Related Party Note                  -              -           (3,500)
                                              ---------      ---------      ---------
     Net Cash Provided (Used) by
     Investing Activities                           -              -           (3,500)

Cash Flows from Financing Activities

  Cash from Notes Payable                           -           11,185         17,198
  Cash from Stock Sales                             -              -           25,383
                                              ---------      ---------      ---------
     Net Cash Provided (Used) by
     Financing Activities                           -           11,185         42,581
                                              ---------      ---------      ---------
     Increase (Decrease) in Cash                   (658)         1,308            -

     Cash, Beginning of Period                      658            -              -
                                              ---------      ---------      ---------
     Cash, End of Period                     $      -       $    1,308     $      -
                                              =========      =========      =========


Supplemental Cash Flow Information

  Interest                                   $      -       $      -       $        3
  Taxes                                             -              -              -

              See accompanying notes to the financials statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                            September 30, 2002

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                            September 30, 2002

NOTE 3 - INCOME TAXES -continued-

     The Company has cumulative net operating loss carryforwards over $53,000 at September 30, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY

     As start up operating capital for the Company, two loans for $4,617 and $1,381 were taken out from separate corporations at rates of 10% interest. The loans are unsecured and due on demand. The presidents of the corporations giving the loans are also shareholders of the Company. The total accrued interest to date amounts to $1,386 and $250 respectively.

     During the first quarter of 2001, the Company received a loan of $1,200 from a corporation whose president is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 10% per annum. The note is payable on demand. As of September 30, 2002, the total accrued interest amounts to $209.

     During second quarter of 2001, the Company received a loan of $10,000 from a corporation who is a shareholder of the Company. The loan is unsecured and is bearing interest at the rate of 10% per annum. The note is due and payable on demand. At quarter end, the total accrued interest amounts to $1,446.

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY

     During the year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $596.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial

Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 2002 we sold a total of 87,000 shares of common stock. The price was $0.01 per share and the gross proceeds of the offering were $870. The shares were sold to 22 individuals, all of whom represented themselves to be accredited investors as defined in Rule 501 of Regulation D. These units were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) thereof, as a transaction by an issuer not involving any public offering, and Rule 506 of Regulation D. The sales of the shares were not entered into as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each of the investors was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with the sale of the units.

                 ITEM 6.  EXPORTS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Written Statement of the Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                   Mezzanine Investment Corporation


Date:  November __, 2002           By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Principal Financial and Accounting
                                   Officer

                              CERTIFICATIONS

I, Eric C. Bronk, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mezzanine Investment Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-
14) for the registrant and I have:

          (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant is made known to me, particularly during the period in which this quarterly report was being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the boards of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   /s/ Eric C. Bronk
                                   Eric C. Bronk, Chief Executive Officer
                                   and Chief Financial Officer