Form 10KSB
period 2002-12-31
MEZZANINE INVESTMENT CORP
filed 2003-03-31
CIK 1097588

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 17, 2003, there were 120,000 shares of the Registrant's Common stock outstanding.

Documents Incorporated by Reference: Exhibits from the Registrant='=s registration statement on Form 10-SB (File No. =0-27827=) are incorporated by reference into Part III hereof.


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

     The Company's Board of Directors, which consists of a single individual, Eric Chess Bronk, shall make the initial determination whether to complete any such venture; however, the Board of Directors may submit final approval of any proposed transaction to the shareholders. In connection with such approval by the shareholders, the Company intends to provide disclosure documentation to its shareholders as required under
Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity based on management's business judgement.

     The Company has begun negotiations with potential business ventures, but has not entered into any definitive agreement or arrangement. Management decided to file its Registration Statement on a voluntary basis before seeking a business venture. Management believes that being a reporting company may increase the likelihood that existing business ventures may be willing to negotiate with the Company. The Company also intends to seek quotation of its common stock on the Pink Sheets or the OTC Bulletin Board. In order to have stock quoted on the OTC Bulletin Board, a company must be subject to the reporting requirements of the 1934 Act, either by virtue of filing a registration statement on Form 10 or Form 10-SB, or by filing a registration statement under the 1933 Act. The Company anticipates that it would voluntarily file periodic reports with the Securities and Exchange Commission, in the event its obligation to file such reports is terminated under the Securities Exchange Act of 1934, if the common stock of the Company were quoted on the OTC Bulletin Board.

     In connection with the application for quotation of the Company's common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for the Company's common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between the Company, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for the Company's common stock.


Management intends to contact broker-dealers who make markets in Pink Sheet or Bulletin Board companies until one agrees to make the application.
There is no assurance that the Company will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved. The Company does not intend to use outside consultants to obtain market makers. In addition, the Company does not intend to use any of its shareholders to obtain market makers.

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


     The Company's director and executive officers have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, director, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Although it currently has no plans to do so, depending on the nature and extent of services rendered, the Company may compensate members of management in the future for services that they may perform for the Company. Because the Company currently has extremely limited resources, and is unlikely to have any significant resources until it has completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's stock to these persons; this would have the effect of further diluting the holdings of the Company's other stockholders. However, due to the minimal amount of time devoted to management by any person other than the Company's current director and executive officers, there are no preliminary agreements or understandings with respect to management compensation. Although it is not prohibited by statute or its Articles of Incorporation, the Company has no plans to borrow funds and use the proceeds to make payment to its management, promoters or affiliates.

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

     The Company has had no employees since its inception and does not intend to employ anyone in the future, unless its present business operations were to change. The Company is not paying salaries or other forms of compensation to its present officers and director for their time and effort. Unless otherwise agreed to by the Company, the Company does intend to reimburse its officers and directors for out-of-pocket expenses.



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

                      ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative offices, consisting of approximately 1,500 square feet of office space, are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, the director and an executive officer of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Cygni Capital LLC.

                         ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

                                  PART II

     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the common stock of the Company.


     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common stock. Although 33,000 of the outstanding common shares have met the one year holding requirement of Rule 144 under the Securities Act, the Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 1,617 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common stock

     Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     At March 17, 2003, the Company had 29 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

Recent Sales of Unregistered Securities

     In November 2002 the Company issued 87,000 shares of common stock to twenty-two accredited investors for gross proceeds of $870. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Rule 506 of Regulation D. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares and the warrants. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuances.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a startup venture. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but will submit the proposal to the shareholders for final approval.



     The original shareholders contributed a total of $25,383 in cash and $7,617 in services as capital contributions for stock of the Company. Mezzanine Fund Management, Ltd., an entity of which Eric Chess Bronk, the director and an executive officer of the Company, is a director, loaned $4,617 to the Company at its inception for operating expenses, and an additional $10,000 on April 27, 2001. Cygni Capital LLC and Whitelight Technologies, Inc., entities of which Mr. Bronk is also an executive officer and director, have loaned $1,381 and $1,200, respectively, to the Company for operating expenses. During 2002 Mezzanine Fund Management, Ltd. loaned $2,346 to the Company and Cygni Capital LLC loaned $4,258 to the Company. See "Item 12. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2003, will be approximately $8,325, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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



                                  PART III

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 17, 2003, the name, age, and position of the executive officers and sole director of the Company:


Name                Age       Position(s)                   Director Since
Eric Chess Bronk    56        Director, President &         1999
                              Secretary/Treasurer
Lynn Carlson        48        Vice-President & Assistant    --
                              Secretary

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

     Set forth below is certain biographical information regarding the Company's current executive officers and sole director:

     ERIC CHESS BRONK has been the president, secretary and treasurer of the Company since its inception in August 1999. He has chairman and president of Mezzanine Fund Management Ltd., a closed-end investment company, since August 1997. From April 1997 until August 10, 1997, he was the president of Xtranet Systems, Inc., a credit card processing and risk management company, and from October 21, 1997, to June 1, 1999, he was the secretary of such entity. From June 1998 to the present, Mr. Bronk has been the President of Cygni Capital, LLC, a California limited liability company engaged in corporate investor relations services. From September 1995 until August 23, 1996, he was the president, and from August 23, 1996 to December 1, 1996, he was the chief operating officer, of Satellite Control Technologies, Inc. (See "Other Public Shell Activities" below.) From 1972 to the present Mr. Bronk has been a practicing attorney, licensed to practice law in the State of California and in Washington, D.C. Mr. Bronk received his bachelor of arts degree in 1967 from Penn State University, and he received his law degree in 1972 from America University, Washington College of Law. Mr. Bronk is a director of Whitelight Technologies, Inc., a reporting company under the Exchange Act.

     LYNN CARLSON has been the assistant secretary and vice-president of the Company since January 2002. She has worked for Cygni Capital LLC, an investor and corporate relations firm, since November 1998 as an administrative assistant and account executive. From June 1996 to November 1998, Ms. Carlson worked as the assistant to the president for DGWB Advertising.

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

     3. NetVoice Technologies Corporation ("NetVoice"). In 1998, Mezzanine Fund Management Ltd. (formerly Mezzanine Capital), of which Mr. Bronk is the president, performed certain investment banking services for NetVoice in regard to its merger with Blue Pines, Inc. Subsequently, Cygni Capital LLC, of which Mr. Bronk is president, performed certain corporate and investor relations services for NetVoice.

     4. PayStar Corporation ("PayStar"). In 1998, Mezzanine Fund Management Ltd. (formerly Mezzanine Capital), of which Mr. Bronk is the president, performed certain investment banking services for PayStar in regard to its merger with Sun Source, Inc. Subsequently, Cygni Capital LLC., of which Mr. Bronk is president, performed certain corporate and investor relations services for PayStar.


             Compliance with Section 16(a) of the Exchange Act
             -------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of the Company's common stock. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of the forms they file.

     To our knowledge, based on a review of the copies of these reports furnished to the Company for the year ended December 31, 2002, or on written representations from certain reporting persons that no Forms 5 were required for those persons, three filings were not timely made. The Company did a private offering during the year where Eric Bronk and Lynn Carlson, officers of the Company, purchased shares. Ms. Carlson also became an executive officer during the year. Due to an administrative oversight, the transactions were not reported on Form 3 or Form 4 in a timely manner for either individual. Mr. Bronk and Ms. Carlson have since filed the transactions on Forms 5.

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

             ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of March 17, 2003, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)         Percent of Class

Eric C. Bronk                       26,000(2)            21.67%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Lynn Carlson                         2,000                1.67%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and              28,000               23.33%
Directors as a Group
(2 Persons)


Mezzanine Fund Management, Ltd      11,500(2)             9.58%
Clarendon House
2 Church St.
Hamilton, Bermuda HM DX

Baldwin Investments Ltd             11,500                9.58%
99-101 Regent Street
1st Floor
London W1R 7HB, UK

Starling Securities Ltd.            11,500                9.58%
Suite 2B, Mansion House
143 Main Street
Gibraltar

Fleming Securities                  10,883                9.07%
Suites 1601-1603
32 Hollywood Rd.
Hong Kong

Rigel Services Ltd.                  8,000                6.67%
Falcon Cliff
Palace Road
Douglas
Isle of Man, UK

Carl Suter                           7,500                6.25%
4070 Cassia Lane
Yorba Linda, CA   92886

     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

     (2) Of the shares beneficially owned by Mr. Bronk, 11,500 are owned directly by Mezzanine Fund Management Ltd, a company of which Mr. Bronk is the president and chairman, and 3,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

At December 31, 2002, the Company had no compensation plan under which equity securities of the Company were authorized for issuance.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 12, 2000, Cygni Capital LLC, a limited liability company of which Mr. Bronk is the managing member, loaned $1,381 to the Company, and on December 12, 2001, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On January 2, 2001, Whitelight Technologies, Inc., a corporation of which Mr. Bronk is the president and sole director, loaned $1,200 to the Company, and on January 2, 2002, the terms of the note were renegotiated.
A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.


     On April 27, 2001, Mezzanine Fund Management Ltd, a corporation of which Mr. Bronk is a director, loaned $10,000 to the Company. The promissory note bears 12% interest and is due upon demand. Mezzanine Fund Management Ltd. also loaned $4,617 to the Company on September 29, 1999, and on September 29, 2001, the terms of the note were renegotiated. A replacement promissory note was issued which bears 10% interest per annum and is due and payable upon demand.

     On May 2, 2001, the Company loaned $3500 to Saiph Corporation, a corporation of which Mr. Bronk is a shareholder. The promissory note bears 12% interest and is due and payable upon demand.

     On June 14, 2002, the Company issued a promissory note in the amount of $2,346 to Mezzanine Fund Management, Ltd. for operating funds loaned to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand.

     On December 31, 2002, the Company issued a promissory note in the amount of $4,258 to Cygni Capital, LLC for operating funds loaned throughout the previous year. The promissory note bears 10% interest per annum and is due and payable upon demand.

     Mr. Bronk is also the president and sole director of Whitelight Technologies, Inc., an inactive entity also seeking potential business opportunities. The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining which of these entities to present the opportunity.

              ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements. The following financial statements are included in this report:
                                                                       Page
  Report of Auditor                                                     F-1
  Balance Sheet as of December 31, 2002                                 F-2
  Statements of Operations for the years ended December 31, 2002
   and 2001, and the period from inception to December 31, 2002         F-3
  Statement of Stockholders' Equity from inception
     to December 31, 2002                                               F-4
  Statements of Cash Flows for the year ended December 31, 2002
     and 2001, and the period from inception to December 31, 2002       F-5
  Notes to Financial Statements                                         F-6

     (a)(2) Exhibits. The following exhibits are included as part of this report:

Exhibit                                              Description of Exhibit
       Page
No.
3.1    Articles of Incorporation filed August 19, 1999                    *
3.2    Current Bylaws                                                     *
4.1    Form of Common Stock Certificate                                   *
10.1   Promissory Note dated September 29, 2001                          **
10.2   Promissory Note dated December 12, 2001                           **
10.3   Promissory Note dated January 2, 2002                             **
10.4   Promissory Note dated April 27, 2001                              **
10.5   Promissory Note dated June 14, 2002                         Attached
10.6   Promissory Note dated December 31, 2002                     Attached
99.1 Written Statement of the Chief Executive Officer and Chief Attached Financial Officer with respect to compliance with Section
       13(a) of the Securities Exchange Act of 1934.


     *Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 26, 1999, File No. 0-27827.


     **Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 0-27827.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

                     ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.



                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Mezzanine Investment Corporation

                              Date:  March 27, 2003
                              By:
                              Eric Chess Bronk, President, Chief
                              Financial & Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacitates and on the dates indicated.

                              Date:  March 27, 2003
                              Eric Chess Bronk, Sole Director




                               CERTIFICATION
     I, Eric C. Bronk, President and Chief Financial Officer of Mezzanine Investment Corporation, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Mezzanine Investment Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and I have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;


     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003 /S/ Eric C. Bronk
                      _______________________________________
                      Eric C. Bronk, President and Chief Financial Officer













                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                            Financial Statements
                             December 31, 2002

/Letterhead/





                        INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Mezzanine Investment Corporation

We have audited the accompanying balance sheets of Mezzanine Investment Corporation (a Nevada Corporation) (a development stage company) as of December 31, 2002 and 2001, and the related statements of income, retained earnings, and cash flows for the years then ended, and the period August 19, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mezzanine Investment Corporation at December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and the period August 19, 1999 to December 31, 2002 in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming that Mezzanine Investment Corporation will continue as a going concern. As discussed in Note 7 to the financial statements, Mezzanine Investment Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates
Bierwolf, Nilson & Associates
Salt Lake City, Utah
March 25, 2003

                                    F-1


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                      December   December
                                                      31, 2002   31, 2001
                                                     ---------- ----------
                                   Assets
Current Assets
--------------
  Cash                                               $     870  $     658
  Interest Receivable                                      701        281
  Note Receivable - Related Party                        3,500      3,500
                                                     ---------- ----------
     Total Assets                                    $   5,071  $   4,439
                                                     ========== ==========

                    Liabilities and Stockholders' Equity
Current Liabilities
-------------------
  Accounts Payable                                   $     700  $     250
  Interest Payable                                       3,770      2,121
  Notes Payable - Related Party                         23,802     17,198
                                                     ---------- ----------
     Total Current Liabilities                          28,272     19,569

Stockholders' Equity
--------------------
  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000 and
   33,000 Shares Issued and Outstanding Respectively       120         33
  Additional Paid in Capital                            33,750     32,967
  Deficit Accumulated in the Development Stage         (57,071)   (48,130)
                                                     ---------- ----------
     Total Stockholders' Equity                        (23,201)   (15,130)
                                                     ---------- ----------
     Total Liabilities and Stockholders' Equity      $   5,071  $   4,439
                                                     ========== ==========

 The accompanying notes are an integral part of these financial statements.
                                    F-2


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Operations

                                                                  From
                                                              (Inception)
                                                                   to
                                           December   December   December
                                           31, 2002   31, 2001   31, 2002
                                          ---------- ---------- ----------
Revenues                                  $    -     $    -     $    -
                                          ---------- ---------- ----------
Expenses
--------
  General & Administrative                    7,712      6,223     54,117
                                          ---------- ---------- ----------
   Income (Loss) from Operations             (7,712)    (6,223)   (54,117)

Other Income (Expenses)
-----------------------
  Interest Expense                           (1,649)    (1,545)    (3,655)
  Interest Income                               420        281        701
                                          ---------- ---------- ----------
   Total Other Income (Expenses)             (1,229)    (1,264)    (2,954)

   Income (Loss) Before Income Tax           (8,941)    (7,487)   (57,071)

   Taxes                                       -          -          -
                                          ---------- ---------- ----------
   Net (Loss)                             $  (8,941) $  (7,487) $ (57,071)
                                          ========== ========== ==========
   Net Loss Per Share                     $    (.12) $    (.23)

   Weighted Average Shares Outstanding       76,500     33,000



 The accompanying notes are an integral part of these financial statements.
                                    F-3


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                      Statement of Stockholders' Equity
         From August 19, 1999 (Inception) through December 31, 2002

                                                                    Accumulated
                                                                      Deficit
                                                         Additional  During the
                                       Common Stock        Paid In  Development
                                    Shares     Amount      Capital     Stage
                                  ---------- ----------  ---------- -----------

Balance, August 19, 1999               -     $    -      $    -     $     -

Shares Issued for Cash
  at $1 per Share                    25,383         25      25,358        -

Shares Issued for Services
  at $1 per Share                     7,617          8       7,609        -

Net Loss Period Ended
  December 31, 1999                    -          -           -        (32,403)
                                  ---------- ----------  ---------- -----------
Balance, December 31, 1999            33,000        33       32,967    (32,403)

Net Loss Year Ended
  December 31, 2000                    -          -           -         (8,240)
                                  ---------- ----------  ---------- -----------
Balance, December 31, 2000           33,000         33      32,967     (40,643)

Net Loss Year Ended
  December 31, 2001                    -          -           -         (7,487)
                                  ---------- ----------  ---------- -----------
Balance, December 31, 2001           33,000         33      32,967     (48,130)

Shares Issued for Cash
  at $.01 per share                  87,000         87         783        -

Net Loss Year Ended
  December 31, 2002                    -          -           -         (8,941)
                                  ---------- ----------  ---------- -----------
Balance, December 31, 2002          120,000  $     120   $  33,750  $  (57,071)
                                  ========== ==========  ========== ===========

 The accompanying notes are an integral part of these financial statements.
                                    F-4


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows

                                                                            From
                                                                         (Inception)
                                                                             to
                                                  December    December    December
                                                  31, 2002    31, 2001    31, 2002
                                                ----------- ----------- -----------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      $   (8,941) $   (7,487) $  (57,071)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   (Increase) Decrease in Interest Receivable         (420)       (281)       (701)
   Stock Issued for Services                          -           -          7,617
   Increase (Decrease) in Accounts and
     Interest Payable                                2,099         726       4,470
                                                ----------- ----------- -----------
          Net Cash Provided by
          Operating Activities                      (7,262)     (7,042)    (45,685)

Cash Flows from Investing Activities
------------------------------------
  Loans to Related Party                              -         (3,500)     (3,500)
                                                ----------- ----------- -----------
          Net Cash Provided by
          Investing Activities                        -         (3,500)     (3,500)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Related Party Note                   6,604      11,200      23,802
  Proceeds from Stock Sales                            870        -         26,253
                                                ----------- ----------- -----------
          Net Cash Provided by
          Financing Activities                       7,474      11,200      50,055

          Increase (Decrease) in Cash                  212         658         870

          Cash at Beginning of Period                  658        -           -
                                                ----------- ----------- -----------
          Cash at End of Period                 $      870  $      658  $      870
                                                =========== =========== ===========
Supplemental Cash Flow Information
----------------------------------
   Interest                                     $     -     $      -     $     -
   Taxes                                              -            -           -


 The accompanying notes are an integral part of these financial statements.
                                    F-6


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                     Notes to The  Financial Statements
                             December 31, 2002

NOTE 1 - CORPORATE HISTORY
--------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

NOTE 3 - INCOME TAXES
---------------------

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2002 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                                 Continued
                                    F-7


                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                     Notes to The  Financial Statements
                             December 31, 2002

NOTE 3 - INCOME TAXES  -continued-
---------------------
The Company has cumulative net operating loss carryforwards over $56,000 at December 31, 2002. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2002 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE - RELATED PARTY
--------------------------------------

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes are unsecured, bear an interest rate between 10% and 12% per annum and are due and payable on demand. At December 31, 2002, the accrued interest associated with the various notes was $3,770.

                                                           December 31,  December 31,
The Company has the following note payable obligations:        2002          2001
                                                           ------------  ------------
Related party notes payable due on demand plus accrued
  interest at a rate of 12% per annum                     $     10,000  $     10,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                           13,802         7,198
                                                           ------------  ------------
     Totals                                               $     23,802  $     17,198
     Less Current Maturities                                   (23,802)      (17,198)
                                                           ------------  ------------
     Total Long-Term Notes Payable                        $      -      $      -

Following are maturities of long-term debt for each of the next five years:

                                            Year       Amount
                                            2003       $   23,802
                                            2004            -
                                            2005            -
                                            2006            -
                                            Thereafter      -
                                                       ----------
                                            Total      $  23,802
                                                       ==========

                                 Continued
                                    F-8




                           Mezzanine Investment Corporation
                            (A Development Stage Company)
                          Notes to The  Financial Statements
                                  December 31, 2002

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY
-----------------------------------------
During the year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $701.

NOTE 6 - COMMON STOCK
---------------------
During the year, the Company issued 87,000 shares of common stock for cash at $.01 per share.

NOTE 7 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.




                                     F-9