Form 10QSB
period 2003-03-31
MEZZANINE INVESTMENT CORP
filed 2003-05-15
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2003, there were 120,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from August 19, 1999, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                 Mezzanine Investment Corporation
                  (A Development Stage Company)
                          Balance Sheet

                                                        March         December
                                                       31, 2003       31, 2002
                                                      -----------    -----------
                                                      (Unaudited)
                              Assets
Current Assets

  Cash                                                $      870     $      870
  Interest Receivable                                        806            701
  Note Receivable - Related Party                          3,500          3,500
                                                       ---------      ---------
     Total Assets                                     $    5,176     $    5,071
                                                       =========      =========


               Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                    $      700     $      700
  Interest Payable                                         4,150          3,770
  Notes Payable - Related Party                           23,802         23,802
                                                       ---------      ---------
     Total Current Liabilities                            28,652         28,272

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000 Shares
   Issued and Outstanding                                    120            120
  Additional Paid in Capital                              33,750         33,750
  Deficit Accumulated in the Development Stage           (57,346)       (57,071)
                                                       ---------      ---------
     Total Stockholders' Equity                          (23,476)       (23,201)
                                                       ---------      ---------
     Total Liabilities and Stockholders' Equity       $    5,176     $    5,071
                                                       =========      =========

          See accompanying notes to financial statements.

                 Mezzanine Investment Corporation
                  (A Development Stage Company)
                      Statement of Operations
                           (Unaudited)

                                                                  For the Period
                                                                  August 19, 1999
                                     For the Three Months Ended     (Inception)
                                       March          March          to March
                                      31, 2003       31, 2002        31, 2003
                                     -----------    -----------     -----------
Revenues                             $      -       $      -        $      -

Expenses

  General & Administrative                  -            2,262          48,667
                                      ---------      ---------       ---------
     Total Expenses                         -            2,262          48,667
                                      ---------      ---------       ---------
     Income (Loss) from Operations          -           (2,262)        (48,667)

Other Income (Expenses)

  Interest Expense                          105           (410)         (2,416)
  Interest Income                          (380)           105             386
                                      ---------      ---------       ---------
     Total Other Income (Expenses)         (275)          (305)         (2,030)
                                      ---------      ---------       ---------
     Income (Loss) Before Taxes            (275)        (2,567)        (50,697)

     Taxes                                  -              -               -
                                      ---------      ---------       ---------
     Net (Loss)                      $     (275)    $   (2,567)     $  (50,697)
                                      =========      =========       =========


     Loss Per Common Share           $    (0.00)    $    (0.08)

     Weighted Average
     Shares Outstanding                 120,000         33,000

          See accompanying notes to financial statements.

                 Mezzanine Investment Corporation
                  (A Development Stage Company)
                      Statement of Cash Flows
                           (Unaudited)

                                                                           For the Period
                                                                           August 19, 1999
                                              For the Three Months Ended    (Inception)
                                                March         March          to March
                                               31, 2003      31, 2002        31, 2003
                                              -----------   -----------     -----------
Cash Flows from Operating Activities
  Net Income (Loss)                           $     (275)   $   (2,567)     $  (50,697)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
     Stock Issued for Services                       -             -             7,617
     (Increase) in Interest Receivable              (105)         (105)           (386)
     Increase in Accounts Payable/Interest           380         2,422           4,793
                                               ---------     ---------       ---------
       Net Cash Provided (Used) by
       Operating Activities                          -            (250)        (38,673)

Cash Flows from Investing Activities
  Loans to Related Party                             -             -            (3,500)
                                               ---------     ---------       ---------
       Net Cash Provided (Used) by
       Investing Activities                          -             -            (3,500)

Cash Flows from Financing Activities
  Cash from Notes Payable                            -             -            17,198
  Cash from Stock Sales                              -             -            25,383
                                               ---------     ---------       ---------
       Net Cash Provided (Used) by
       Financing Activities                          -             -            42,581
                                               ---------     ---------       ---------
       Increase (Decrease) in Cash                   -            (250)            408

       Cash, Beginning of Period                     870           658             -
                                               ---------     ---------       ---------
       Cash, End of Period                    $      870    $      408      $      408
                                               =========     =========       =========


Supplemental Cash Flow Information
  Interest                                    $      -      $      -        $        3
  Taxes                                              -             -               -

          See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2003

NOTE 3 - INCOME TAXES  continued

The Company has cumulative net operating loss carryforwards over $57,000 at March 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose shareholder is an officer of the Company.  The notes are unsecured, bear an interest rate between 10% and 12% per annum and are due and payable on demand.  At March 31, 2003, the accrued interest associated with the various notes was $4,150.
                                                         March 31,  December 31,
The Company has the following note payable obligations:    2003         2002
                                                        ----------   ----------
Related party notes payable due on demand plus accrued
  interest at a rate of 12% per annum                   $  10,000    $  10,000

Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                      13,802       13,802
                                                         --------     --------
          Totals                                        $  23,802    $  23,802
          Less Current Maturities                         (23,802)     (23,802)
                                                         --------     --------
          Total Long-Term Notes Payable                 $     -      $     -
                                                         ========     ========

Following are maturities of long-term debt for each of the next five years:

                                                           Year        Amount
                                                        ----------   ----------
                                                           2003       $ 23,802
                                                           2004            -
                                                           2005            -
                                                           2006            -
                                                        Thereafter         -
                                                                       -------
                                                           Total      $ 23,802
                                                                       =======

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2003

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 12% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $806.

NOTE 6 - COMMON STOCK

During 2002, the Company issued 87,000 shares of common stock for cash at $.01 per share.

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

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in a loss to the Company of all related costs incurred.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the first quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Mezzanine Investment Corporation

Date:  May 14, 2003                     By: /s/ Eric Chess Bronk
                                        Eric Chess Bronk, President and
                                        Principal Financial and Accounting
                                        Officer

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003                       /s/ Eric C. Bronk
                                   Eric C. Bronk, Chief Executive Officer
                                   and Chief Financial Officer