Form 10QSB
period 2003-06-30
MEZZANINE INVESTMENT CORP
filed 2003-08-14
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 11, 2003, there were 120,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position from August 19, 1999, through June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                       June         December
                                                     30, 2003       31, 2002
                                                    -----------    -----------
                                                    (Unaudited)
                                  Assets
Current Assets

  Cash                                              $      -       $       870
  Interest Receivable                                       893            701
  Note Receivable - Related Party                         3,500          3,500
                                                     ----------     ----------
     Total Assets                                   $     4,393    $     5,071
                                                     ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                  $     5,780    $       700
  Interest Payable                                        4,530          3,770
  Notes Payable - Related Party                          23,802         23,802
                                                     ----------     ----------
     Total Current Liabilities                           34,112         28,272

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value; 120,000 Shares
    Issued and Outstanding                                  120            120
  Additional Paid in Capital                             33,750         33,750
  Deficit Accumulated in the Development Stage          (63,589)       (57,071)
                                                     ----------     ----------
     Total Stockholders' Equity                         (29,719)       (23,201)
                                                     ----------     ----------
     Total Liabilities and Stockholders' Equity     $     4,393    $     5,071
                                                     ==========     ==========

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                 For the Period
                                                                                    August
                                                                                   19, 1999
                         For the Three Months Ended   For the Six Months Ended    (Inception)
                             June         June           June         June         to June
                           30, 2003     30, 2002       30, 2003     30, 2002       30, 2003
                          -----------  -----------    -----------  -----------    -----------
Revenues                  $      -     $      -       $      -     $      -       $      -
                           ----------   ----------     ----------   ----------     ----------
Expenses

  General &
   Administrative               4,305        2,951          4,305        5,213         58,422
                           ----------   ----------     ----------   ----------     ----------
     Total Expenses             4,305        2,951          4,305       (5,213)       (58,422)
                           ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     from Operations           (4,305)      (2,951)        (4,305)      (5,213)       (58,422)

Other Income (Expenses)

  Interest Income                  88          105            193          210            894
  Interest Expense               (380)        (380)          (760)        (790)        (4,415)
                           ----------   ----------     ----------   ----------     ----------
     Total Other
     Income (Expenses)           (292)        (275)          (567)        (580)        (3,521)
                           ----------   ----------     ----------   ----------     ----------
     Income (Loss)
     Before Taxes              (4,597)      (3,226)        (4,872)      (5,793)       (61,943)

     Taxes                     (1,646)        -            (1,646)        -            (1,646)
                           ----------   ----------     ----------   ----------     ----------
     Net Income (Loss)    $    (6,243) $    (3,226)   $    (6,518) $    (5,793)   $   (63,589)
                           ==========   ==========     ==========   ==========     ==========

     Loss Per
     Common Share         $      (.05) $     (0.10)   $      (.05) $     (0.18)

     Weighted Average
     Shares Outstanding       120,000       33,000        120,000       33,000

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                          August
                                                                         19, 1999
                                          For the Six Months Ended      (Inception)
                                             June          June          to June
                                           30, 2003      30, 2002        30, 2003
                                          -----------   -----------     -----------
Cash Flows from Operating Activities

  Net Income (Loss)                       $    (6,518)  $    (5,793)    $   (63,589)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Stock Issued for Services                     -             -              7,617
   (Increase) in Interest Receivable             (192)         (210)           (893)
   Increase in Accounts Payable/Interest        5,840         5,345          10,310
                                           ----------    ----------      ----------
     Net Cash Provided (Used) by
     Operating Activities                        (870)         (658)        (46,555)

Cash Flows from Investing Activities

  Loans to Related Party                         -             -             (3,500)
                                           ----------    ----------      ----------
     Net Cash Provided (Used) by
     Investing Activities                        -             -             (3,500)

Cash Flows from Financing Activities

  Cash from Notes Payable                        -             -             23,802
  Cash from Stock Sales                          -             -             26,253
                                           ----------    ----------      ----------
     Net Cash Provided (Used) by
     Financing Activities                        -             -             50,056
                                           ----------    ----------      ----------
     Increase (Decrease) in Cash                 (870)         (658)           -

     Cash, Beginning of Period                    870           658            -
                                           ----------    ----------      ----------
     Cash, End of Period                  $      -      $      -        $      -
                                           ==========    ==========      ==========


Supplemental Cash Flow Information
  Interest                                $      -      $      -        $         3
  Taxes                                         1,646          -              1,646

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                               June 30, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at June 30, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                               June 30, 2003

NOTE 3 - INCOME TAXES continued

The Company has cumulative net operating loss carryforwards over $63,000 at June 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable upon demand. The President of the Company is an officer or director of all of the companies. At June 30, 2003, the accrued interest associated with the various notes was $4,530.

                                                         June 30,  December 31,
The Company has the following note payable obligations:   2003        2002
                                                        ---------   ---------
Related party notes payable, due on demand,
  interest accrued at a rate of 10% per annum          $   23,802  $   23,802
                                                        ---------   ---------
     Totals                                            $   23,802  $   23,802
     Less Current Maturities                              (23,802)    (23,802)
                                                        ---------   ---------
     Total Long-Term Notes Payable                     $     -     $     -
                                                        =========   =========

Following are maturities of long-term debt for each of the next five years:

                                                          Year       Amount
                                                        ---------   ---------
                                                          2003      $  23,802
                                                          2004           -
                                                          2005           -
                                                          2006           -
                                                       Thereafter        -
                                                                     --------
                                                          Total     $  23,802
                                                                     ========

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                               June 30, 2003

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation of which the President of the Company is a shareholder. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $893.

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

     The original shareholders contributed a total of $25,383 in cash and $7,617 in services as capital contributions for stock of the Company.
Since inception the Company has borrowed funds from corporations related to the Company for operating expenses.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                   Mezzanine Investment Corporation

Date:  August 13, 2003             By: /s/ Eric Chess Bronk
                                       Eric Chess Bronk, President and
                                       Principal Financial and Accounting
                                       Officer

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

August 13, 2003                    /s/ Eric Chess Bronk
                                   Eric C. Bronk, Chief Executive Officer
                                   and Chief Financial Officer