Form 10QSB
period 2003-09-30
MEZZANINE INVESTMENT CORP
filed 2003-11-19
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2003

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 17, 2003, there were 120,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from August 19, 1999, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                    September      December
                                                    30, 2003       31, 2002
                                                   -----------    -----------
                                                   (Unaudited)
                                  Assets
Current Assets

  Cash                                             $      -       $       870
  Interest Receivable                                      981            701
  Note Receivable - Related Party                        3,500          3,500
                                                    ----------     ----------
       Total Assets                                $     4,481    $     5,071
                                                    ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                 $     6,813    $       700
  Interest Payable                                       5,405          3,770
  Notes Payable - Related Party                         23,802         23,802
                                                    ----------     ----------
       Total Current Liabilities                        36,020         28,272

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000 Shares
   Issued and Outstanding                                  120            120
  Additional Paid in Capital                            33,750         33,750
  Deficit Accumulated in the Development Stage         (65,409)       (57,071)
                                                    ----------     ----------
       Total Stockholders' Equity                      (31,539)       (23,201)

       Total Liabilities and Stockholders' Equity  $     4,481    $     5,071
                                                    ==========     ==========

               See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Operations
                                (Unaudited)

                                                                                   For the
                                                                                   Period
                                                                                   August
                                                                                  19, 1999
                        For the Three Months Ended  For the Nine Months Ended    (Inception)
                          September    September      September    September      September
                          30, 2003     30, 2002       30, 2003     30, 2002       30, 2003
                         ----------   ----------     ----------   ----------     ----------
Revenues                 $      -     $      -       $      -     $      -       $      -
                          ---------    ---------      ---------    ---------      ---------
Expenses

  General &
   Administrative             1,032          355          5,337        5,568         59,453
                          ---------    ---------      ---------    ---------      ---------
     Total Expenses           1,032          355          5,337        5,568         59,453
                          ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     from Operations         (1,032)        (355)        (5,337)      (5,568)       (59,453)

Other Income (Expenses)

  Interest Income                88          105            281          315            981
  Interest Expense             (876)        (380)        (1,636)      (1,170)        (5,291)
                          ---------    ---------      ---------    ---------      ---------
     Total Other
     Income (Expenses)         (788)        (275)        (1,355)        (855)        (4,310)
                          ---------    ---------      ---------    ---------      ---------
     Income (Loss)
     Before Taxes            (1,820)        (630)        (6,692)      (6,423)       (63,763)

     Taxes                      -            -           (1,646)         -           (1,646)
                          ---------    ---------      ---------    ---------      ---------
     Net Income (Loss)   $   (1,820)  $     (630)    $   (8,338)  $   (6,423)    $  (65,409)
                          =========    =========      =========    =========      =========

     Loss Per
     Common Share        $    (0.02)  $    (0.02)    $    (0.02)  $    (0.19)

     Weighted Average
     Shares Outstanding     120,000       33,000        120,000       33,000

               See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statement of Cash Flows
                                (Unaudited)
                                                                  For the Period
                                                                 August 19, 1999
                                        For the Nine Months Ended  (Inception)
                                         September     September   to September
                                         30, 2003      30, 2002      30, 2003
                                        ----------    ----------    ----------
Cash Flows from Operating Activities
 Net Income (Loss)                      $   (8,338)   $   (6,423)   $  (65,409)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Stock Issued for Services                   -             -           7,617
   (Increase) in Interest Receivable          (280)         (315)         (981)
   Increase in Accounts Payable/Interest     7,748         6,080        12,217
                                         ---------     ---------     ---------
     Net Cash Provided (Used) by
     Operating Activities                     (870)         (658)      (46,556)

Cash Flows from Investing Activities
  Loans to Related Party                       -             -          (3,500)
                                         ---------     ---------     ---------
     Net Cash Provided (Used) by
     Investing Activities                      -             -          (3,500)

Cash Flows from Financing Activities
  Cash from Notes Payable                      -             -          23,802
  Cash from Stock Sales                        -             -          26,254
                                         ---------     ---------     ---------
     Net Cash Provided (Used) by
     Financing Activities                      -             -          50,056
                                         ---------     ---------     ---------
     Increase (Decrease) in Cash              (870)         (658)          -

     Cash, Beginning of Period                 870           658           -
                                         ---------     ---------     ---------
     Cash, End of Period                $      -      $      -      $      -
                                         =========     =========     =========

Supplemental Cash Flow Information
  Interest                              $      -      $      -      $        3
  Taxes                                        -             -           1,646

               See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                            September 30, 2003

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at September 30, 2003 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                            September 30, 2003

NOTE 3 - INCOME TAXES  continued

The Company has cumulative net operating loss carryforwards over $65,000 at September 30, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several unsecured promissory notes bearing interest rates of 10% per annum, and are due and payable upon demand. At September 30, 2003, the accrued interest associated with the various notes was $5,405.

                                                        September 30,   December 31,
The Company has the following note payable obligations:     2003           2002
                                                        ------------    -----------
Related party notes payable due on demand plus accrued
  interest at a rate of 10% per annum                    $   23,802      $   23,802
                                                          ---------       ---------
     Totals                                              $   23,802      $   23,802
     Less Current Maturities                                (23,802)        (23,802)
                                                          ---------       ---------
     Total Long-Term Notes Payable                       $      -        $      -
                                                          =========       =========

Following are maturities of long-term debt for each of the next five years:

                                               Year       Amount
                                              ------     --------
                                               2003      $ 23,802
                                               2004           -
                                               2005           -
                                               2006           -
                                            Thereafter        -
                                                          -------
                                               Total     $ 23,802
                                                          =======

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                            September 30, 2003

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation of which the President of the Company is a shareholder. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $981.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company's management conducted an evaluation, under the supervision and with the participation of the Company's President and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                  PART II

ITEM 6.  EXPORTS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31 Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the third quarter of the fiscal year ending December 31, 2003.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Mezzanine Investment Corporation

Date:  November 18, 2003           By: /s/ Eric C. Bronk
                                       Eric Chess Bronk, President and
                                       Treasurer (Principal Executive Officer
                                       and Principal Financial and Accounting
                                       Officer)