Form 10QSB
period 2004-03-31
MEZZANINE INVESTMENT CORP
filed 2004-05-17
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 7, 2004, there were 120,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from August 19, 1999, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                    March         December
                                                   31, 2004       31, 2003
                                                  -----------    -----------
                                                   (Unaudited)
                                 Assets
Current Assets

  Interest Receivable                             $     1,139    $     1,051
  Note Receivable - Related Party                       3,500          3,500
                                                   ----------     ----------
     Total Assets                                 $     4,639    $     4,551
                                                   ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                $    13,651    $    10,636
  Interest Payable                                      6,595          5,950
  Notes Payable - Related Party                        23,926         23,802
                                                   ----------     ----------
     Total Current Liabilities                         44,172         40,388

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000
   Shares Issued and Outstanding                          120            120
  Additional Paid in Capital                           33,750         33,750
  Deficit Accumulated in the Development Stage        (73,403)       (69,707)
                                                   ----------     ----------
     Total Stockholders' Equity                       (39,533)       (35,837)
                                                   ----------     ----------
     Total Liabilities and Stockholders' Equity   $     4,639    $     4,551
                                                   ==========     ==========

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                 For the Period
                                                                 August 19, 1999
                                     For the Three Months Ended    (Inception)
                                       March          March         to March
                                      31, 2004       31, 2003       31, 2004
                                     -----------    -----------    -----------

Revenues                             $      -       $      -       $      -
                                      ----------     ----------     ----------
Expenses

  General & Administrative                  3,139          -            68,062
                                      ----------     ----------     ----------
     Total Expenses                         3,139          -            68,062
                                      ----------     ----------     ----------
     Income (Loss) from Operations         (3,139)         -           (68,062)

Other Income (Expenses)

  Interest Expense                          (645)           105         (6,480)
  Interest Income                             88           (380)         1,139
                                      ----------     ----------     ----------
     Total Other Income (Expenses)          (557)          (275)        (5,341)
                                      ----------     ----------     ----------
     Income (Loss) Before Taxes           (3,696)          (275)       (73,403)

     Taxes                                  -              -              -
                                      ----------     ----------     ----------
     Net (Loss)                      $    (3,596)   $      (275)   $   (73,403)
                                      ==========     ==========     ==========

     Loss Per Common Share           $     (0.03)   $     (0.00)

     Weighted Average
     Shares Outstanding                  120,000        120,000

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                      August 19, 1999
                                          For the Three Months Ended    (Inception)
                                             March         March         to March
                                            31, 2004      31, 2003       31, 2004
                                           ----------    ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                        $   (3,596)   $     (275)   $  (73,403)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                    -             -             7,617
    (Increase) in Interest Receivable             (88)         (105)        (1,139)
    Increase in Accounts Payable/Interest       3,684           380         44,171
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                       -             -           (22,754)

Cash Flows from Investing Activities

  Loans to Related Party                         -             -           (3,500)
                                            ---------     ---------     ---------
      Net Cash Provided (Used) by
      Investing Activities                       -             -           (3,500)

Cash Flows from Financing Activities

  Cash from Notes Payable                        -             -             -
  Cash from Stock Sales                          -             -           26,254
                                            ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                       -             -           26,254
                                            ---------     ---------     ---------
      Increase (Decrease) in Cash                -             -             -

      Cash, Beginning of Period                  -              870          -
                                            ---------     ---------     ---------
      Cash, End of Period                  $     -       $      870    $     -
                                            =========     =========     =========

Supplemental Cash Flow Information
  Interest                                 $     -       $     -       $     -
  Taxes                                          -             -             -

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2004

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2004 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2004

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $73,403 at March 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers are shareholders of the Company. The notes are unsecured, bear an interest rate of either 10% or 12% per annum and are due and payable on demand. At March 31, 2004, the accrued interest associated with the various notes was $6,595.

                                                         March 31,  December 31,
The Company has the following note payable obligations:    2004        2003
                                                         ---------   ----------
Related party notes payable due on demand
  accruing interest at a rate of 12% per annum           $  10,000   $   10,000

Related party notes payable due on demand
  accruing interest at a rate of 10% per annum              13,926       13,802
                                                          --------    ---------
     Totals                                              $  23,926   $   23,802
     Less Current Maturities                               (23,926)     (23,802)
                                                          --------    ---------
     Total Long-Term Notes Payable                       $    -      $     -
                                                          ========    =========

Following are maturities of long-term debt for each of the next five years:

                                                             Year      Amount
                                                           --------   ---------
                                                             2004     $  23,926
                                                             2005          -
                                                             2006          -
                                                             2007          -
                                                          Thereafter       -
                                                                       --------
                                                             Total    $  23,926

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to The  Financial Statements
                              March 31, 2004

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. The total accrued interest receivable amounts to $1,139.

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

Off-Balance Sheet Arrangements

     Management does not believe the company has any off-balance sheet arrangements that have, or are reasonable likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources which would be material to investors.

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     With the participation of management the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

                                  PART II

                 ITEM 6.  EXPORTS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          31.1 Rule 13a-14(a) Certification by Principal Executive Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial Officer
          32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

     (b) Reports on Form 8-K: A report on Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting that although the Company had not changed the firm that performs its audits, because of a merger of operations the name of the firm changed from Bierwolf, Nilson & Associates to Chisholm, Bierwolf & Nilson, LLC.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   Mezzanine Investment Corporation

Date:  May 17, 2004                By: /s/ Eric Chess Bronk
                                   Eric Chess Bronk, President and
                                   Treasurer (Principal Executive Officer
                                   and Principal Financial and Accounting
                                   Officer)