Form 10QSB
period 2004-06-30
MEZZANINE INVESTMENT CORP
filed 2004-08-16
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 9, 2004, there were 120,000 shares of the Registrant's Common Stock outstanding.

                                  PART I
                           FINANCIAL INFORMATION

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from August 19, 1999, through June 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                     June        December
                                                   30, 2004      31, 2003
                                                  ----------    ----------
                                                  (Unaudited)
                                 Assets
Current Assets

  Interest Receivable                             $    1,227    $    1,051
  Note Receivable - Related Party                      3,500         3,500
                                                   ---------     ---------
     Total Assets                                 $    4,727    $    4,551
                                                   =========     =========


                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                $   14,001    $   10,636
  Interest Payable                                     7,268         5,950
  Notes Payable - Related Party                       24,651        23,802
                                                   ---------     ---------
     Total Current Liabilities                        45,920        40,388

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000
   Shares Issued and Outstanding                         120           120
  Additional Paid in Capital                          33,750        33,750
  Deficit Accumulated in the Development Stage       (75,063)      (69,707)
                                                   ---------     ---------
     Total Stockholders' Equity                      (41,193)      (35,837)
                                                   ---------     ---------
     Total Liabilities and Stockholders' Equity   $    4,727    $    4,551
                                                   =========     =========


              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                                    For the
                                                                                    Period
                                                                                    August
                                                                                   19, 1999
                          For the Three Months Ended  For the Six Months Ended    (Inception)
                               June        June           June        June         to June
                             30, 2004    30, 2003       30, 2004    30, 2003       30, 2004
                            ----------  ----------     ----------  ----------     ----------
Revenues                    $     -     $     -        $     -     $     -        $     -

Expenses

  General & Administrative       1,075       4,305          4,214       4,305         69,137
                             ---------   ---------      ---------   ---------      ---------
     Total Expenses              1,075       4,305          4,214       4,305         69,137
                             ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     from Operations            (1,075)     (4,305)        (4,214)     (4,305)       (69,137)

Other Income (Expenses)

  Interest Income                   88          88            176         193          1,227
  Interest Expense                (673)       (380)        (1,318)       (760)        (7,153)
                             ---------   ---------      ---------   ---------      ---------
     Total Other
     Income (Expenses)            (585)       (292)        (1,142)       (567)        (5,926)
                             ---------   ---------      ---------   ---------      ---------
     Income (Loss)
     Before Taxes               (1,660)     (4,597)        (5,356)     (4,872)       (75,063)

     Taxes                        -         (1,646)          -         (1,646)          -
                             ---------   ---------      ---------   ---------      ---------
     Net Income (Loss)      $   (1,660) $   (6,243)    $   (5,356) $   (6,518)    $  (75,063)
                             =========   =========      =========   =========      =========


     Loss Per
     Common Share           $     (.01) $     (.05)    $     (.04) $     (.05)    $     (.63)

     Weighted Average
     Shares Outstanding        120,000     120,000        120,000     120,000        120,000

              See accompanying notes to financial statements.

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                      For the Period
                                                                      August 19, 1999
                                            For the Six Months Ended    (Inception)
                                               June          June        to June
                                             30, 2004      30, 2003      30, 2004
                                            ----------    ----------    ----------
Cash Flows from Operating Activities
  Net Income (Loss)                         $   (5,356)   $   (6,518)   $  (75,063)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
    Stock Issued for Services                     -             -            7,617
    (Increase) in Interest Receivable             (176)         (192)       (1,227)
    Increase in Accounts Payable/Interest        4,683         5,840        21,269
                                             ---------     ---------     ---------
      Net Cash Provided (Used) by
      Operating Activities                        (849)         (870)      (47,404)

Cash Flows from Investing Activities
  Loans to Related Party                          -             -           (3,500)
                                             ---------     ---------     ---------
      Net Cash Provided (Used) by
      Investing Activities                        -             -           (3,500)

Cash Flows from Financing Activities
  Cash from Notes Payable                          849          -           24,651
  Cash from Stock Sales                           -             -           26,253
                                             ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                         849          -           50,904
                                             ---------     ---------     ---------
      Increase (Decrease) in Cash                 -             (870)         -

      Cash, Beginning of Period                   -              870          -
                                             ---------     ---------     ---------
      Cash, End of Period                   $     -       $     -       $     -
                                             =========     =========     =========


Supplemental Cash Flow Information
  Interest                                  $     -       $     -       $     -
  Taxes                                           -            1,646          -

           See accompanying notes to financial statements.

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share: The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2004 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $75,063 at June 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several promissory notes; three to a company that is a shareholder of the company and six to a company whose President is a shareholder of the Company. The notes are unsecured, bear an interest rate of either 10% or 12% per annum and are due and payable on demand.
At June 30, 2004, the accrued interest associated with the various notes was $7,268.

                                                           June 30,    December 31,
The Company has the following note payable obligations:      2004          2003
                                                         ------------  ------------
Related party notes payable due on demand
  accruing interest at a rate of 12% per annum            $   10,000    $   10,000

Related party notes payable due on demand
  accruing interest at a rate of 10% per annum                14,651        13,802
                                                           ---------     ---------
          Totals                                          $   24,651    $   23,802
          Less Current Maturities                            (24,651)      (23,802)
                                                           ---------     ---------
          Total Long-Term Notes Payable                   $     -       $     -
                                                           =========     =========

Following are maturities of long-term debt for each of the next five years:

                                                 Year       Amount
                                               --------    --------
                                                 2004      $ 24,651
                                                 2005          -
                                                 2006          -
                                                 2007          -
                                              Thereafter       -
                                                            -------
                                                 Total     $ 24,651
                                                            =======

                   Mezzanine Investment Corporation
                    (A Development Stage Company)
                    Notes to Financial Statements
                            June 30, 2004

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. The total accrued interest receivable at June 30, 2004 amounts to $1,227.

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

     Management estimates that the cash requirements for the year ending December 31, 2004, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

                     ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedure

     Eric Chess Bronk, the Company's chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on that evaluation the he has concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are operating in an effective manner.

Changes in internal controls

     During the last quarter ended June 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II
                             OTHER INFORMATION

                      ITEM 2.  CHANGES IN SECURITIES

     Since 2003 the Company has periodically borrowed funds to pay operating costs from

Cygni Capital, LLC, an entity whose President, Eric C. Bronk, is an officer and the sole director of the Company. The Company has issued promissory notes dated as follows: December 31, 2003, for $500;
March 31, 2004, for $124; and June 30, 2004, for $225. All of the notes bear interest at 10% per annum and are due and payable upon demand.
Such securities were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as transactions by an issuer not involving any public offering. Cygni Capital represented that it was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance of the notes. No general solicitations were used in connection with the transactions. No underwriting discounts or commissions were paid in connection with such issuances.

                 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.7 Promissory Note dated December 31, 2003
          10.8 Promissory Note dated March 31, 2004
          10.9 Promissory Note dated June 30, 2004
          31.1 Rule 13a-14(a) Certification by Principal Executive
               Officer
          31.2 Rule 13a-14(a) Certification by Principal Financial
               Officer
          32   Section 1350 Certification of Principal Executive
               Officer and Principal Financial Officer

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the second quarter of the fiscal year ending December 31, 2004.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Mezzanine Investment Corporation

Date:  August 16, 2004                  By:  /s/ Eric Chess Bronk
                                        Eric Chess Bronk, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal Financial
                                        and Accounting Officer)