Form 10QSB
period 2004-09-30
MEZZANINE INVESTMENT CORP
filed 2004-11-15
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 10, 2004, there were 120,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from August 19, 1999, through September 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheet

                                                   September    December
                                                   30, 2004     31, 2003
                                                  ----------   ----------
                                                  (Unaudited)
                                  Assets
Current Assets

  Interest Receivable                             $    1,315   $    1,051
  Note Receivable - Related Party                      3,500        3,500
                                                   ---------    ---------
     Total Assets                                 $    4,815   $    4,551
                                                   =========    =========

                    Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                $   14,851   $   10,636
  Loans Payable   Related Party                        2,933         -
  Interest Payable                                     7,876        5,950
  Notes Payable - Related Party                       24,302       23,802
                                                   ---------    ---------
     Total Current Liabilities                        49,962       40,388

Stockholders' Equity

  Common Stock, 100,000,000 Shares
    Authorized at $.001 Par Value; 120,000
    Shares Issued and Outstanding                        120          120
  Additional Paid in Capital                          33,750       33,750
  Deficit Accumulated in the Development Stage       (79,017)     (69,707)
                                                   ---------    ---------
     Total Stockholders' Equity                      (45,147)     (35,837)
                                                   ---------    ---------
     Total Liabilities and Stockholders' Equity   $    4,815   $    4,551
                                                   =========    =========

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                                   For the Period
                                                                                      August
                                                                                     19, 1999
                           For the Three Months Ended   For the Nine Months Ended   (Inception)
                             September     September     September     September    to September
                             30, 2004      30, 2003      30, 2004      30, 2003       30, 2004
                            ----------    ----------    ----------    ----------    ------------
Revenues                    $     -       $     -       $     -       $     -        $     -
                             ---------     ---------     ---------     ---------      ---------
Expenses

  General & Administrative       3,434         1,032         7,648         5,337         72,571
                             ---------     ---------     ---------     ---------      ---------
     Total Expenses              3,434         1,032         7,648         5,337         72,571
                             ---------     ---------     ---------     ---------      ---------
     Income (Loss)
     from Operations            (3,434)       (1,032)       (7,648)       (5,337)       (72,571)

Other Income (Expenses)

  Interest Income                   88            88           264           281          1,315
  Interest Expense                (608)         (876)       (1,926)       (1,636)        (7,761)
                             ---------     ---------     ---------     ---------      ---------
     Total Other
     Income (Expenses)            (520)         (788)       (1,662)       (1,355)        (6,446)
                             ---------     ---------     ---------     ---------      ---------
     Income (Loss)
     Before Taxes               (3,954)       (1,820)       (9,310)       (6,692)       (79,017)

     Taxes                        -             -             -           (1,646)          -
                             ---------     ---------     ---------     ---------      ---------
     Net Income (Loss)      $   (3,954)   $   (1,820)   $   (9,310)   $   (8,338)    $  (79,017)
                             =========     =========     =========     =========      =========

     Loss Per
     Common Share           $    (0.03)   $    (0.02)   $    (0.08)   $    (0.02)    $    (0.66)

     Weighted Average
     Shares Outstanding        120,000       120,000       120,000       120,000        120,000

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)

                                                                     For the Period
                                                                     August 19, 1999
                                          For the Nine Months Ended    (Inception)
                                           September     September     to September
                                           30, 2004      30, 2003       30, 2004
                                          -----------   -----------   -------------
Cash Flows from Operating Activities
  Net Income (Loss)                        $   (9,310)   $   (8,338)    $  (79,017)
   Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                    -             -             7,617
    (Increase) in Interest Receivable            (264)         (280)        (1,315)
    Increase in Accounts Payable/Interest       6,141         7,748         22,727
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                     (3,433)         (870)       (49,988)

Cash Flows from Investing Activities
  Loans to Related Party                         -             -            (3,500)
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Investing Activities                       -             -            (3,500)

Cash Flows from Financing Activities
  Proceeds from Related Party Notes             2,933          -             2,933
  Cash from Notes Payable                         500          -            24,302
  Cash from Stock Sales                          -             -            26,253
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Financing Activities                      3,433          -            53,488
                                            ---------     ---------      ---------
      Increase (Decrease) in Cash                -             (870)          -

      Cash, Beginning of Period                  -              870           -
                                            ---------     ---------      ---------
      Cash, End of Period                  $     -       $     -        $     -
                                            =========     =========      =========

Supplemental Cash Flow Information
  Interest                                 $     -       $     -        $     -
  Taxes                                          -             -              -

              See accompanying notes to financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2004 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards of $79,017 at September 30, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate at 10% per annum and are due and payable on demand. At September 30, 2004, the accrued interest associated with the various notes was $7,876.

                                                        September 30, December 31,
The Company has the following note payable obligations:     2004          2003
                                                        ------------  -----------
Related party notes payable due on demand
  accruing interest at a rate of 12% per annum            $    -       $  10,000

Related party notes payable due on demand
  accruing interest at a rate of 10% per annum               24,302       13,802
                                                           --------     --------
          Totals                                          $  24,302    $  23,802
          Less Current Maturities                           (24,302)     (23,802)
                                                           --------     --------
          Total Long-Term Notes Payable                   $    -       $    -
                                                           ========     ========

Following are maturities of long-term debt for each of the next five years:

                                 Year       Amount
                              ----------   --------
                                 2004      $ 24,302
                                 2005          -
                                 2006          -
                                 2007          -
                              Thereafter       -
                                            -------
                                Total      $ 24,302
                                            =======

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                            September 30, 2004

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation whose President is a shareholder of the Company. The receivable is unsecured and is bearing an interest rate of 10% per annum. The note receivable is due on demand. The total accrued interest receivable at September 30, 2004 amounts to $1,315.

NOTE 6 - LOANS PAYABLE RELATED PARTY

At various times during the period ended September 30, 2004, a corporation whose president is a shareholder of the Company has loaned funds for general operating expenses. In the event that these funds are not repaid at year end, the Company will issue a promissory note with an interest rate of 10% to be payable on demand. At September 30, 2004, the loans totaled $2,933.

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

Changes in internal controls

     During the last quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                             ITEM 6.  EXHIBITS

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

                                        Mezzanine Investment Corporation

Date:  November 15, 2004                By: /s/ Eric Chess Bronk
                                        Eric Chess Bronk, President and
                                        Treasurer (Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer)