Form 10KSB
period 2004-12-31
MEZZANINE INVESTMENT CORP
filed 2005-03-31
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (103,500 shares) as of March 23, 2005, was $30,735, computed by reference to the price at which the stock was originally sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

At March 23, 2005, there were 120,000 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                             TABLE OF CONTENTS

PART I                                                                     4

 ITEM 1.  DESCRIPTION OF BUSINESS                                          4
 ITEM 2.  DESCRIPTION OF PROPERTY                                          7
 ITEM 3.  LEGAL PROCEEDINGS                                                7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7

PART II                                                                    7

 ITEM 5.  MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                                      7
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        8
 ITEM 7.  FINANCIAL STATEMENTS                                             9
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          10
 ITEM 8A. CONTROLS AND PROCEDURES                                         10
 ITEM 8B. OTHER INFORMATION                                               10

PART III                                                                  11

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT               11
 ITEM 10. EXECUTIVE COMPENSATION                                          12
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                 12
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  14
 ITEM 13. EXHIBITS                                                        15
 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          16

SIGNATURES                                                                17

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

     The Company's Board of Directors, which consists of a single individual, Eric Chess Bronk, shall make the initial determination whether to complete any such venture; it is unlikely the Board of Directors will submit final approval of any proposed transaction to the shareholders, unless required by state corporate law. In connection with such approval by the shareholders, the Company would to provide disclosure documentation to its shareholders as required under Section 14 of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder.

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

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

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

                     ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's administrative offices are located at 170 Newport Center Drive, Suite 220, Newport Beach, California, which are the offices of Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, the director and an executive officer of the Company. The office space is furnished at no cost to the Company by Mr. Bronk and Cygni Capital LLC and may be shared by other unrelated companies.

                        ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

                                  PART II

                   ITEM 5.  MARKET FOR COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Common Stock of the Company.

     None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common Stock. Of the 120,000 outstanding common shares, all have been held for at least one year. The Company is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has determined that if such position were to apply to the shares issued in the organization of the Company, it would agree to register, at no cost to the selling shareholders, the resale of such shares for these parties. The Company has expressly granted piggy-back registration rights to register 1,617 shares issued to counsel for the Company. The Company has not proposed to publicly offer any shares of Common Stock

     At March 23, 2005, the Company had 29 shareholders of record. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     Since its inception, the Company has not paid any dividends on its Common Stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company has not adopted any equity compensation plans.

     During the year ended December 31, 2004, no securities were sold by the Company.

     There were no purchases made during the fourth quarter ended December 31, 2004, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

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

     Rigel Funds Management, Ltd., an entity of which Eric C. Bronk, an executive officer and sole director of the Company, is a director, loaned $4,617 to the Company at its inception for operating expenses. Rigel has loaned an additional $12,346 to the Company for operating expenses.

     Cygni Capital LLC, a limited liability company that Mr. Bronk is the managing member and president, has loaned a total of $11,697 to the Company for operating expenses.

     Each of these loans is evidenced by one or more promissory notes which are due and payable upon demand and have interest rates of 10%. The accumulated interest to December 31, 2004, is $3,080. If the company is unable to find a suitable business by the time the notes are called due, it is anticipated that the Company would try to renegotiate the term of the note. See "Item 12. Certain Relationships and Related Transactions."

     Management estimates that the cash requirements for the year ending December 31, 2005, will be approximately $10,000, if no change in operations occurs during the year. These funds will be used to prepare and file the periodic reports required under the Exchange Act. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available, or that if it is made available, it could be obtained on terms favorable to the Company.

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

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting the merger of our auditor, Bierwolf, Nilson & Associates, into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited our financials statements for the two fiscal years ended December 31, 2002 and 2001. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of change.

                     ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

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

                        ITEM 8B.  OTHER INFORMATION

     No information is reportable pursuant to this item.

                                 PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of March 23, 2005, the name, age, and position of the executive officers and sole director of the Company:

     Name                Age   Position(s)                  Director Since

     Eric Chess Bronk    58    Director, President &        1999
                               Secretary/Treasurer
     Lynn Carlson        50    Vice-President & Assistant   --
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

                     ITEM 10.  EXECUTIVE COMPENSATION

     There has been no compensation awarded to, earned by, or paid to any of the executive officers of the Company during the years ended December 31, 2004, 2003, and 2002.

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

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                      AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of Common Stock of the Company as of March 23, 2005, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)           Percent of Class

Eric C. Bronk                      14,500(2)               12.08%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Lynn Carlson                       2,000                   1.67%
170 Newport Center Drive
Suite 220
Newport Beach, CA   92660

Executive Officers and             16,500                  13.75%
Directors as a Group
(2 Persons)

Rigel Funds Management, Ltd.       11,500                  9.58%
Clarendon House
2 Church St.
Hamilton, Bermuda HM DX

Baldwin Investments Ltd            11,500                  9.58%
99-101 Regent Street
1st Floor
London W1R 7HB, UK

Starling Securities Ltd.           11,500                  9.58%
Suite 2B, Mansion House
143 Main Street
Gibraltar

Fleming Securities                 10,883                  9.07%
Suites 1601-1603
32 Hollywood Rd.
Hong Kong

Rigel Services Ltd.                8,000                   6.67%
Falcon Cliff
Palace Road
Douglas
Isle of Man, UK

Carl Suter                         7,500                   6.25%
4070 Cassia Lane
Yorba Linda, CA   92886
_______________
     (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
     (2) Of the shares beneficially owned by Mr. Bronk 3,000 are owned directly by Suter GC Trust, a trust for which Mr. Bronk is the trustee. While Mr. Bronk disclaims any interest in these shares, he is deemed to share beneficial ownership of such shares with this entity.

     The Company is seeking potential business acquisitions or opportunities. (See "Item 1. Description of Business.") It is likely that such a transaction would result in a change of control of the Company, by virtue of issuing a controlling number of shares in the transaction, change of management, or otherwise.

     At December 31, 2004, the Company had no any equity compensation plan under which equity securities of the Company were authorized for issuance.

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

     On December 12, 2000, Cygni Capital, LLC, a limited liability company of which Mr. Bronk is the president and managing member, loaned $1,381 to the Company. The promissory note bears 10% interest per annum and is due and payable upon demand. Cygni has continued to forward additional operating funds to the Company for which the following promissory notes have been issued: $4,258 on December 31, 2002; $500 on December 31, 2003; $124 on March 31, 2004; $1,200 on May 19, 2004; $225 on June 30, 2004; and
$4,009 on December 31, 2004. All of the notes bear 10% interest and are due and payable upon demand.

     On January 2, 2001, Trycera Financial, Inc., a corporation of which Mr. Bronk is a shareholder, loaned $1,200 to the Company. The promissory note was paid in full, with interest forgiven, on May 28, 2004.

     On May 2, 2001, the Company loaned $3,500 to Caneum, Inc., a corporation of which Mr. Bronk is a shareholder. The promissory note was paid in full, with interest, on June 1, 2003.

Other Public Shell Activities

     Mr. Bronk is involved as a director or executive officer, or shareholder, of other companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

  * Alnilam Corporation. Mr. Bronk was a founder of this entity which was incorporated on May 10, 2000. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity.
     Alnilam has no current business operations and is seeking a business opportunity to commence operations.
  * Cygni Investments, Inc. Mr. Bronk was a founder of this entity which was incorporated on November 17, 1999. He beneficially owns 59,750 shares, or approximately 11.95%, of the outstanding stock of this entity. Cygni has no current business operations and is seeking a business opportunity to commence operations.

     The selection of a business opportunity for each of these entities, including the Company, may create a conflict of interest in determining to which of these entities to present the opportunity.

                            ITEM 13.  EXHIBITS

     The following exhibits are included as part of this report:

Exhibit
No.     Description of Exhibit                                        Location

3.1     Articles of Incorporation filed August 19, 1999                  (1)
3.2     Current Bylaws                                                   (1)
4.1     Form of Common Stock Certificate                                 (1)
10.1    Promissory Note dated September 29, 2001 to Rigel Funds
        Management Ltd.                                                  (2)
10.2    Promissory Note dated December 12, 2001 to Whitelight
        Technologies, Inc.                                               (2)
10.3    Promissory Note dated January 2, 2002 to Rigel Funds
        Management Ltd.                                                  (2)
10.4    Promissory Note dated April 27, 2001 to Rigel Funds
        Management Ltd.                                                  (2)
10.5    Promissory Note dated June 14, 2002 to Cygni Capital, LLC        (3)
10.6    Promissory Note dated December 31, 2002 to Cygni Capital, LLC    (3)
10.7    Promissory Note dated December 31, 2003 to Cygni Capital, LLC    (5)
10.8    Promissory Note dated March 31, 2004 to Cygni Capital, LLC       (5)
10.9    Promissory Note dated June 30, 2004 to Cygni Capital, LLC      Attached
10.10   Promissory Note dated May 28, 2004 to Cygni Capital, LLC       Attached
10.11   Promissory Note dated December 31, 2004 to Cygni Capital, LLC  Attached
16.1    Letter from Bierwolf, Nilson & Associates                        (4)
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

     (1) Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Securities and Exchange Commission on October 26, 1999, File No. 000-27827.
     (2) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, File No. 000-27827.
     (3) Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, File No. 000-27827.
     (4) Incorporated by reference from the Company's current report on Form 8-K dated February 10, 2004, filed with the Securities and Exchange Commission on February 24, 2004, File No. 000-31165.
     (5) Incorporated by reference from the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on August 16, 2004, File No. 000-27827.

             ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $5,203 and $5,300, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $-0-and $500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2004, were approved by the Board of Directors.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Mezzanine Investment Corporation


Date:  March 30, 2005              By: /s/ Eric Chess Bronk
                                       Eric Chess Bronk, President, Chief
                                       Financial & Principal Accounting
Officer

     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 2005              /s/ Eric Chess Bronk
                                   Eric Chess Bronk, Sole Director

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                           Financial Statements
                             December 31, 2004
                                    and
                             December 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of
Mezzanine Investments Corporation

We have audited the accompanying balance sheets of Mezzanine Investments Corporation (a Nevada Corporation) (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended, and the period August 19, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mezzanine Investments Corporation at December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended and the period August 19, 1999 to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Mezzanine Investments Corporation will continue as a going concern. As discussed in Note 6 to the financial statements, Mezzanine Investments Corporation has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2005

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                              Balance Sheets

                                                  December      December
                                                  31, 2004      31, 2003
                                                 ----------    ----------
                                  Assets
Current Assets

  Cash                                           $     -       $     -
  Interest Receivable                                  -            1,051
  Note Receivable - Related Party                      -            3,500
                                                  ---------     ---------
     Total Assets                                $     -       $    4,551
                                                  =========     =========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                               $   16,661    $   10,636
  Interest Payable                                    3,080         5,950
  Notes Payable - Related Party                      28,660        23,802
                                                  ---------     ---------
     Total Current Liabilities                       48,401        40,388

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000
   Shares Issued and Outstanding                        120           120
  Additional Paid in Capital                         33,750        33,750
  Deficit Accumulated in the Development Stage      (82,271)      (69,707)
                                                  ---------     ---------
     Total Stockholders' Equity                     (48,401)      (35,837)
                                                  ---------     ---------
     Total Liabilities and Stockholders' Equity  $     -       $    4,551
                                                  =========     =========

The accompanying notes are an integral part of these financial statements.
                                    F-3

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                         Statements of Operations

                                                                      From
                                                                  (Inception) to
                                           December     December     December
                                           31, 2004     31, 2003     31, 2004
                                          ----------   ----------   ----------

Revenues                                  $     -      $     -      $     -
                                           ---------    ---------    ---------
Expenses
  General & Administrative                    10,883       10,806       75,806
                                           ---------    ---------    ---------
     Income (Loss) from Operations           (10,883)     (10,806)     (75,806)

Other Income (Expenses)

  Interest Expense                            (2,440)      (2,181)      (8,275)
  Interest Income                                350          351        1,401
  Forgiveness of Interest Expense                409         -             409
                                           ---------    ---------    ---------
     Total Other Income (Expenses)            (1,681)      (1,830)      (6,465)
                                           ---------    ---------    ---------
     Income (Loss) Before Income Tax         (12,564)     (12,636)     (82,271)

     Taxes                                      -            -            -
                                           ---------    ---------    ---------
     Net (Loss)                           $  (12,564)  $  (12,636)  $  (82,271)
                                           =========    =========    =========

     Net Loss Per Share                   $    (.11)   $    (.10)

     Weighted Average Shares Outstanding     120,000      120,000


The accompanying notes are an integral part of these financial statements.
                                    F-4

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
        From August 19, 1999 (Inception) through December 31, 2004

                                                                     From August
                                                                      19, 1999
                                                        Additional   (Inception)
                                   Common Stock          Paid In     to December
                                Shares       Amount      Capital      31, 2004
                              ----------   ----------   ----------   ----------

Balance, August 19, 1999            -      $     -      $     -      $     -

Shares Issued for Cash
  at $1 per Share                 25,383           25       25,358         -

Shares Issued for Services
  at $1 per Share                  7,617            8        7,609         -

Net Loss for the Period Ended
  December 31, 1999                 -            -            -         (32,403)
                               ---------    ---------    ---------    ---------
Balance, December 31, 1999        33,000           33       32,967      (32,403)

Net Loss for the Year Ended
  December 31, 2000                 -            -            -          (8,240)
                               ---------    ---------    ---------    ---------
Balance, December 31, 2000        33,000           33       32,967      (40,643)

Net Loss for the Year Ended
  December 31, 2001                 -            -            -          (7,487)
                               ---------    ---------    ---------    ---------
Balance, December 31, 2001        33,000           33       32,967      (48,130)

Shares Issued for Cash
  at $.01 per share               87,000           87          783         -

Net Loss for the Year Ended
  December 31, 2002                 -            -            -          (8,941)
                               ---------    ---------    ---------    ---------
Balance, December 31, 2002       120,000          120       33,750      (57,071)

Net Loss for the Year Ended
  December 31, 2003                 -            -            -         (12,636)
                               ---------    ---------    ---------    ---------
Balance, December 31, 2003       120,000          120       33,750      (69,707)

Net Loss for the Year Ended
  December 31, 2004                 -            -            -         (12,564)
                               ---------    ---------    ---------    ---------
Balance, December 31, 2004       120,000   $      120   $   33,750   $  (82,271)
                               =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.
                                    F-5

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                                             From
                                                                         (Inception) to
                                                  December     December     December
                                                  31, 2004     31, 2003     31, 2004
                                                 ----------   ----------   ----------
Cash Flows from Operating Activities

 Net Loss                                        $  (12,564)  $  (12,636)  $  (82,271)
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    (Increase) Decrease in Interest Receivable        1,051         (350)        -
    Stock Issued for Services                          -            -           7,617
    Increase (Decrease) in Accounts and
     Interest Payable                                 3,155       12,116       19,740
                                                  ---------    ---------    ---------
      Net Cash Provided by Operating Activities      (8,358)        (870)     (54,914)

Cash Flows from Investing Activities

  Payments Received to Related Party Loan             3,500         -            -
  Proceeds from Loans to Related Party                 -            -            -
                                                  ---------    ---------    ---------
      Net Cash Provided by Investing Activities       3,500         -            -

Cash Flows from Financing Activities

  Proceeds from Related Party Note                    4,858         -          28,660
  Proceeds from Stock Sales                            -            -          26,254
                                                  ---------    ---------    ---------
      Net Cash Provided by Financing Activities       4,858         -          54,914
                                                  ---------    ---------    ---------
      Increase (Decrease) in Cash                      -            (870)        -

      Cash at Beginning of Period                      -             870         -
                                                  ---------    ---------    ---------
      Cash at End of Period                      $     -      $     -      $     -
                                                  =========    =========    =========

Supplemental Cash Flow Information
  Interest                                       $     -      $     -      $        3
  Taxes                                                -            -            -

The accompanying notes are an integral part of these financial statements.
                                    F-6

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 1 - CORPORATE HISTORY

Mezzanine Investments Corporation (the Company) was organized on August 19, 1999 in the State of Nevada for the purpose of conducting any type of business. The Company has yet to identify its specific business purpose.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2004 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 3 - INCOME TAXES  -continued-

The Company has cumulative net operating loss carryforwards over $82,271 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                           December 31,
                                         2004        2003
                                       --------    --------
     Deferred tax asset:
     Deferred noncurrent tax asset     $  4,271    $  4,297
     Valuation allowance                 (4,271)     (4,297)
                                        -------     -------
          Total                        $   -       $   -
                                        =======     =======

NOTE 4 - NOTES PAYABLE - RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate between 10% per annum and are due and payable on demand.

At December 31, 2004 the Company applied the note receivable balance of $3,500 and accrued interest of $1,401 to the interest portion of a note payable to the same company. The result of this transaction decreased interest payable by $3,901. During the year, a holder of a note payable forgave $409 of accrued interest. On December 31, 2004 the accrued interest associated with the various notes was $3,080.

                                                        December 31,  December 31,
The Company has the following note payable obligations:     2004          2003
     Related party notes payable due on demand          ------------  ------------
      accruing interest at a rate of 10% per annum       $   28,660    $   23,802
                                                          ---------     ---------
          Totals                                         $   28,660    $   23,802
          Less Current Maturities                           (28,660)   $  (23,802)
                                                          ---------     ---------
          Total Long-Term Notes Payable                  $     -       $     -
                                                          =========     =========

Following are maturities of long-term debt for each of the next five years:
                                        Year        Amount
                                     ----------    --------
                                        2005       $ 28,660
                                        2006           -
                                        2007           -
                                        2008           -
                                        2009           -
                                     Thereafter        -
                                                    -------
                                        Total      $ 28,660
                                                    =======

                     Mezzanine Investments Corporation
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 5 - NOTES RECEIVABLE - RELATED PARTY

In 2002, the Company loaned $3,500 to a corporation whose President, at that time, is the president and sole director of the Company. During 2003, the loan was transferred from one company to another with the same relationship. The principal amount of the note and the respective terms remain the same. At December 31, 2004 the Company applied the note receivable balance of $3,500 and accrued interest of $1,401 to the interest portion of a corresponding note payable. The result of this transaction decreased interest payable by $3,901. As of December 31, 2004 the note receivable and related interest receivable is $0.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management and shareholders plan to continue to advance funds to the Company for operating expenses until operations can be secured.