Form 10QSB
period 2005-03-31
MEZZANINE INVESTMENT CORP
filed 2005-05-16
CIK 1097588

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 13, 2005, there were 1,914,000 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the results of its operations and changes in its financial position from August 19, 1999, through March 31, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                     March        December
                                                   31, 2005       31, 2004
                                                  -----------    -----------
                                                   (Unaudited)
                                 Assets
Current Assets


     Total Assets                                 $      -       $      -
                                                   ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                $    20,703    $    16,661
  Interest Payable                                      3,796          3,080
  Notes Payable - Related Party                        28,660         28,660
                                                   ----------     ----------
     Total Current Liabilities                         53,159         48,401

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 120,000
   Shares Issued and Outstanding                          120            120
  Additional Paid in Capital                           33,750         33,750
  Deficit Accumulated in the Development Stage        (87,029)       (82,271)
                                                   ----------     ----------
     Total Stockholders' Equity                       (53,159)       (48,401)
                                                   ----------     ----------
     Total Liabilities and Stockholders' Equity   $      -       $      -
                                                   ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                For the Period
                                                                August 19, 1999
                                    For the Three Months Ended    (Inception)
                                      March          March         to March
                                     31, 2005       31, 2004       31, 2005
                                    -----------    -----------    -----------

Revenues                            $      -       $      -       $      -
                                     ----------     ----------     ----------
Expenses

  General & Administrative                4,042          3,139         79,848
                                     ----------     ----------     ----------
     Total Expenses                       4,042          3,139         79,848
                                     ----------     ----------     ----------
     Income (Loss) from Operations       (4,042)        (3,139)       (79,848)

Other Income (Expenses)

  Interest Expense                         (716)          (645)        (8,991)
  Interest Income                          -                88          1,401
  Forgiveness of Interest Expense          -              -               409
                                     ----------     ----------     ----------
     Total Other Income (Expenses)         (716)          (557)        (7,181)
                                     ----------     ----------     ----------
     Income (Loss) Before Taxes          (4,758)        (3,696)       (87,029)

     Taxes                                 -              -              -
                                     ----------     ----------     ----------
     Net (Loss)                     $    (4,758)   $    (3,696)   $   (87,029)
                                     ==========     ==========     ==========

     Loss Per Common Share          $     (0.04)   $     (0.03)

     Weighted Average
     Shares Outstanding                 120,000        120,000


  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                      August 19, 1999
                                          For the Three Months Ended    (Inception)
                                             March         March         to March
                                            31, 2005      31, 2004       31, 2005
                                           ----------    ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                        $   (4,758)   $   (3,596)   $  (87,029)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock Issued for Services                    -             -             7,617
    (Increase) in Interest Receivable            -              (88)          -
    Increase in Accounts Payable/Interest       4,758         3,684         24,498
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                       -             -           (54,914)

Cash Flows from Investing Activities

  Loans to Related Party                         -             -             -
                                            ---------     ---------     ---------
      Net Cash Provided (Used) by
      Investing Activities                       -             -             -

Cash Flows from Financing Activities

  Cash from Notes Payable -Related               -             -           28,660
  Cash from Stock Sales                          -             -           26,254
                                            ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                       -             -           54,914
                                            ---------     ---------     ---------
      Increase (Decrease) in Cash                -             -             -

      Cash, Beginning of Period                  -             -             -
                                            ---------     ---------     ---------
      Cash, End of Period                  $     -       $     -       $     -
                                            =========     =========     =========

Supplemental Cash Flow Information
  Interest                                 $     -       $     -       $     -
  Taxes                                          -             -             -

  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                              March 31, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2005 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                              March 31, 2005

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards over $87,000 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company has issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes are unsecured, bear an interest rate between 10% per annum and are due and payable on demand. At March 31, 2005, the accrued interest associated with the various notes was $3,796.

                                                        March 31,  December 31,
The Company has the following note payable obligations:   2005         2004
                                                        ---------  ------------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum          $  28,660   $  28,660
                                                         --------    --------
               Totals                                   $  28,660   $  28,660
               Less Current Maturities                    (28,660)    (28,660)
                                                         --------    --------
               Total Long-Term Notes Payable            $    -      $    -
                                                         ========    ========

Following are maturities of long-term debt for each of the next five years:

                                 Year       Amount
                              ----------   --------
                                 2005      $ 28,660
                                 2006          -
                                 2007          -
                                 2008          -
                              Thereafter       -
                                            -------
                                Total      $ 28,660
                                            =======

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                              March 31, 2005

NOTE 5 - NOTES RECEIVABLE RELATED PARTY

During the 2002 year, the Company loaned $3,500 to a corporation whose President, at that time, is the President and a shareholder of the Company. During 2003, the loan was transferred from one Company to another with the same relationship. The principal amount of the note and the respective terms remain the same. At December 31, 2004 the Company applied the note receivable balance of $3,500 and accrued interest of $1,401 to the interest portion of a corresponding note payable. The result of this transaction decreased interest payable by $3,901. As of December 31, 2004 the note receivable and related interest receivable is $0.

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

     Management estimates that the cash requirements for the year ending December 31, 2005, will be approximately $9,000, if no change in operations occurs during the year. Management anticipates that these funds will be loaned to the Company on the same or similar terms as those of previous loans to the Company. There is no agreement with any of the companies and no assurance that all or a portion of these funds will be loaned to the Company. If the Company is unable to borrow such funds, management will seek other sources of funding which are currently unknown to management. There is no assurance that such funding would be available or that if it is made available, it could be obtained on terms favorable to the Company.

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

Changes in internal controls

     During the last quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                  PART II

ITEM 5.  OTHER INFORMATION

     On May 13, 2005, the Company issued 1,608,000 shares of common stock at $.01 per share for services rendered to the following individuals:

                                        Number
     Name                               of Shares

     Baldwin Investments Ltd.           175,000
     Eric Chess Bronk                   100,000
     Fleming Securities Ltd.            175,000
     Rigel Funds Management             300,000
     Starling Securities Ltd.           175,000
     Ronald N. Vance                     50,000
     Lynn Carlson                        24,000
     Jardine, McManus, Murphy           175,000
     Don Regan                            5,000
     Graham Espley-Jones                 14,500
     Michael Christianson                14,500
     MCB Trust                           50,000
     Michael Powell                     100,000
     Julia Sevier                        25,000
     JEMM Venture Holdings              175,000
     Alan Knitowski                      50,000

     These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each investor delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he or she had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor further represented that he or she had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

     Also on May 13, 2005, the Company issued 186,000 shares of common stock at $.20 per share for conversion of outstanding debt to the following individuals:

                                      Number
     Name                             of Shares     Amount

     Cygni Capital, LLC               60,000        $ 12,370.54
     Rigel Funds Management, Ltd.     90,000        $ 18,859.30
     Ronald N. Vance                  36,000        $  7,359.62

     These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each investor delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he or she had not entered into the transaction with the Company as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor further represented that he or she had been afforded the opportunity to ask questions of the Company's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

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

                                   Mezzanine Investment Corporation


Date:  May 16, 2005                By: /s/ Eric C. Bronk
                                       Eric Chess Bronk, President and
                                       Treasurer (Principal Executive
                                       Officer and Principal Financial and
                                       Accounting Officer)