Form 10QSB
period 2005-06-30
MEZZANINE INVESTMENT CORP
filed 2005-08-22
CIK 1097588

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2005

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At August 15, 2005, there were 1,920,948 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position from August 19, 1999, through June 30, 2005, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                          June         December
                                                        30, 2005       31, 2004
                                                       -----------    -----------
                                                       (Unaudited)
                                 Assets
Current Assets


     Total Assets                                      $      -       $      -
                                                        ==========     ==========

                   Liabilities and Stockholders' Equity

Current Liabilities

  Accounts Payable                                     $    16,086    $    16,661
  Interest Payable                                            -             3,080
  Notes Payable - Related Party                               -            28,660
                                                        ----------     ----------
     Total Current Liabilities                              16,086         48,401

Stockholders' Equity

  Common Stock, 100,000,000 Shares
   Authorized at $.001 Par Value; 1,920,948 and
   120,000 Shares Issued and Outstanding, respectively       1,921            120
  Additional Paid in Capital                                88,083         33,750
  Deficit Accumulated in the Development Stage            (106,090)       (82,271)
                                                        ----------     ----------
     Total Stockholders' Equity                            (16,086)       (48,401)
                                                        ----------     ----------
     Total Liabilities and Stockholders' Equity        $      -       $      -
                                                        ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                                                For the Period
                                                                                                August 19, 1999
                                    For the Three Months Ended      For the Six Months Ended      (Inception)
                                       June           June            June           June          to June
                                     30, 2005       30, 2004        30, 2005       30, 2004        30, 2005
                                    -----------    -----------     -----------    -----------     -----------

Revenues                            $      -       $      -        $      -       $      -        $      -
                                     ----------     ----------      ----------     ----------      ----------
Expenses

  General & Administrative               18,822          1,075          22,865          4,214          98,670
                                     ----------     ----------      ----------     ----------      ----------
     Total Expenses                      18,822          1,075          22,865          4,214          98,670
                                     ----------     ----------      ----------     ----------      ----------
     Income (Loss) from Operations      (18,822)        (1,075)        (22,865)        (4,214)        (98,670)

Other Income (Expenses)

  Interest Income                          -                88            -               176           1,401
  Interest Expense                         (239)          (673)           (954)        (1,318)         (9,230)
  Forgiveness of Interest Expense          -              -               -              -                409
                                     ----------     ----------      ----------     ----------      ----------
     Total Other Income (Expenses)         (239)          (585)           (954)        (1,142)         (7,420)
                                     ----------     ----------      ----------     ----------      ----------
     Income (Loss) Before Taxes         (19,061)        (1,660)        (23,819)        (5,356)       (106,090)

     Taxes                                 -              -               -              -               -
                                     ----------     ----------      ----------     ----------      ----------
     Net (Loss)                     $   (19,061)   $    (1,660)    $   (23,819)   $    (5,356)    $   (87,029)
                                     ==========     ==========      ==========     ==========      ==========

     Loss Per Common Share          $     (0.01)   $     (0.01)    $     (0.02)   $     (0.04)

     Weighted Average
     Shares Outstanding               1,856,632        120,000         988,316        120,000

  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                      For the Period
                                                                      August 19, 1999
                                           For the Six Months Ended    (Inception)
                                              June          June         to June
                                            30, 2005      30, 2004       30, 2005
                                           ----------    ----------     ----------
Cash Flows from Operating Activities

  Net Income (Loss)                        $  (23,819)   $   (5,356)   $  (106,090)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities:
    Stock issued for services                  16,080          -            23,697
    Stock issued for payables satisfaction      7,360          -             7,360
    Forgiveness of related party interest      (1,465)         -            (1,465)
    (Increase) in Interest Receivable            -             (176)          -
    Increase in Accounts/Interest Payable       1,844         4,683         21,584
                                            ---------     ---------      ---------
      Net Cash Provided (Used) by
      Operating Activities                       -             (849)       (54,914)

Cash Flows from Investing Activities

      Net Cash Provided (Used) by
      Investing Activities                       -             -             -

Cash Flows from Financing Activities

  Cash from Notes Payable                        -             -           28,660
  Cash from Stock Sales                          -             -           26,254
                                            ---------     ---------     ---------
      Net Cash Provided (Used) by
      Financing Activities                       -             -           54,914
                                            ---------     ---------     ---------
      Increase (Decrease) in Cash                -             -             -

      Cash, Beginning of Period                  -             -             -
                                            ---------     ---------     ---------
      Cash, End of Period                  $     -       $     -       $     -
                                            =========     =========     =========

Supplemental Cash Flow Information
  Interest                                 $     -       $     -       $     -
  Taxes                                          -             -             -
  Common stock issued for accounts payable      7,360          -            7,360
  Common stock issued for notes/interest       31,230          -           31,230

  The accompanying notes are an integral part of these financial statements.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the Financial Statements
                              June 30, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2005 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                              June 30, 2005

NOTE 3 - INCOME TAXES (continued)

The Company has cumulative net operating loss carryforwards over $106,090 at June 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at June 30, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY

The Company had issued several promissory notes to various corporations whose officers and/or directors are shareholders of the Company. The notes, amounting to $28,660, were unsecured, bearing an interest rate of 10% per annum and were due and payable on demand. These notes were satisfied in full by the issuance of 156,150 shares of common stock of the Company at $.20 per share on May 1, 2005.

                                                         June 30,  December 31,
The Company has the following note payable obligations:   2005         2004
                                                        ---------  ------------
Related party notes payable due on demand
  accruing interest at a rate of 10% per annum          $    -      $  28,660
                                                         --------    --------
               Totals                                   $    -      $  28,660
               Less Current Maturities                       -        (28,660)
                                                         --------    --------
               Total Long-Term Notes Payable            $    -      $    -
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

                     Mezzanine Investment Corporation
                       (A Development Stage Company)
                    Notes to the  Financial Statements
                              June 30, 2005

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

NOTE 7 - SUBSEQUENT EVENTS - PROPOSED REVERSE TAKEOVER BY THE LIQUID GROUP

Effective August 22, 2005, the Company entered into a Merger Agreement with The Liquid Group, Inc. ("Liquid") formerly known as BDR Showalter, Inc.
Under the Merger Agreement a newly-formed subsidiary entity, Mezzanine Acquisitions Corp., was incorporated for purposes of merging with and into Liquid with Liquid being the surviving corporation. As a result of the merger transaction, Liquid will become a wholly owned subsidiary of the Company. Also, the current management of Liquid will become the management of the Company at the closing of the Merger transaction.

Pursuant to the Merger Agreement and as a result of the Merger, each share of Liquid common stock outstanding at the effective time of the Merger will be converted into 1 share of the Company's common stock (the "Exchange Ratio"). The Exchange Ratio was determined in accordance with the terms of the Merger Agreement. As a result of the Merger, stockholders of Liquid will receive an aggregate number of shares of the Company's common stock representing approximately 82.9% of the total number shares of the Company common stock outstanding after the Merger. Since the stockholders of Liquid will receive the majority of the voting shares of the combined company, and the board of directors and management of the Company are being selected by Liquid, the merger will be accounted for as a reverse acquisition whereby Liquid was the acquirer and the Company was the acquired entity for accounting purposes. Hence, for accounting purposes no goodwill will be recorded.

If the Merger is completed, the Company's pre-merger net operating loss carryforwards will be substantially limited, if not completely eliminated, due to a lack of continuity of business enterprise under Section 382 of the Internal Revenue Code.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION

     The Company is a development stage company. Since its inception, the Company has had no operations. The Company was organized for the purpose of engaging in any lawful activity permitted under Nevada state law; however, the Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, but may submit the proposal to the shareholders for final approval.

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

Changes in internal controls

     During the last quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                   PART II

               ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

     In our Form 10-QSB filed on May 16, 2005, we reported under Item 5 that on May 13, 2005, a total of 186,000 shares of common stock had been issued at $.20 per share for conversion of outstanding debt. In our Form 8-K dated June 27, 2005, and filed with the SEC on June 28, 2005, we also reported the issuance of these same shares on June 27, 2005. Both reports reference the same transaction and the correct issuance date of the shares was June 27, 2005. The number of shares reflected in these reports was also incorrectly rounded off. The correct number of shares issued was 192,948 rather than 186,000. Set forth below are the corrected number of shares issued to the following individuals on June 27, 2005:

                                        Number
     Name                               of Shares           Amount
     ----                               ---------           ------
     Cygni Capital, LLC                 61,853              $12,370.54
     Rigel Funds Management, Ltd        94,297              $18,859.30
     Ronald N. Vance                    36,798              $7,359.62

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

                          ITEM 5. OTHER INFORMATION

     On August 22, 2005, the Company entered into an Agreement of Merger with The Liquid Group, Inc., a Nevada corporation ("Liquid"), and Mezzanine Acquisitions Corp., a Nevada corporation and wholly-owned subsidiary of the Company formed solely for the purpose of the merger ("Newco"). The agreement provides for Newco to be merged with and into Liquid and the separate corporate existence of Newco will thereupon cease (the "Merger"). Liquid will be the surviving corporation in the Merger and will continue to exist under its present name as a wholly owned subsidiary of the Company. The separate corporate existence of Liquid with all its rights, privileges, immunities and franchises will continue unaffected by the Merger.

     At the close of the Merger, the Company will issue one share of common stock for each share of common stock of Liquid outstanding at the effective time of the Merger. The Company anticipates issuing 9,312,500 shares of its common stock in exchange for a like number of outstanding shares of Liquid's common stock. The Company will not issue any fractional shares and the shares issued to the shareholders of Liquid will have piggyback registration rights. As a result of the Merger, the shareholders of Liquid will own approximately 83% of the outstanding stock of the Company. The shares to be issued to the shareholders of Liquid in the Merger will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     In addition, at the close of the Merger, the officers and directors of the Company will change. The current officers and directors of Liquid will become the officers and directors of the Company. The current management of the Company will resign at closing.

     The Company will also adopt Liquid's stock option plan authorizing the issuance of up to 3,000,000 shares. Prior to the closing of the Merger, no options or shares will have been granted or issued under the plan.

     The following is a brief description of the material relationships between the Company, or its affiliates, and Liquid or any other parties to the Merger:

  * Jason Daggett, the president and a director of Liquid, is the president of Monico Capital Partners, LLC, is the vice-president and a non-managing member of Cygni Capital, LLC, and is a shareholder and an Advisory Board member of Caneum, Inc. and Trycera Financial, Inc. Prior to January 1, 2005, Cygni Capital LLC had owned a non-managing 50% interest in Monico Capital Partners, LLC, which as of that date has been transferred to Mr. Daggett. Both Monico and Cygni are financial service companies which offer services similar to Liquid.

  * Stephen Murphy, the CFO of Liquid, performs accounting services for Cygni Capital LLC, Monico Capital Partners, LLC, and Caneum, Inc.

  * On March 15, 2005, Liquid entered into a financial services consulting agreement with Cygni Capital LLC, whereby Cygni Capital provides advice and consultation to management regarding general business and corporate finance issues and planning. Eric Chess Bronk, the sole officer and director of the Company, is the managing member of Cygni Capital LLC. The six month consulting agreement is automatically renewable for an additional six month term unless terminated at least 30 days prior to expiration, and may be terminated after the initial six month period by either party upon 30 days' notice. Cygni receives a consulting fee of $4,500 per month during the term of the agreement.

  * On March 15, 2005, Liquid entered into a consulting agreement with Rigel Funds Management, Ltd., a Bahamian financial consulting and international management services company, to provide advice and consultation to management regarding international marketing of its services. Michael R. H. Powell, a director of Liquid, and Mr. Bronk are board members of Rigel. The consulting agreement may be terminated by either party at any time. Rigel currently receives a consulting fee of $3,500 per month.

  * Mr. Daggett is the co-manager of Trymetris Fund I, LLC, a private hedge fund. This fund has invested in Liquid and two of its clients, Caneum, Inc. and Trycera Financial, Inc.

  *  Mr. Bronk is also a shareholder of Liquid.

     The closing date of the Merger has not yet been scheduled and will be conditioned upon each of the shareholders of Liquid meeting certain suitability standards.

                              ITEM 6.  EXHIBITS

(a)  Exhibits.

     2.1 & 10.12    Agreement of Merger with The Liquid Group
     31.1           Rule 13a-14(a) Certification by Principal Executive Officer
     31.2           Rule 13a-14(a) Certification by Principal Financial Officer
     32             Section 1350 Certification of Principal Executive Officer
                    and Principal Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        Mezzanine Investment Corporation

Date:  August 22, 2005                  By:  /s/ Eric Chess Bronk
                                             Eric Chess Bronk, President and
                                             Treasurer (Principal Executive
                                             Officer and Principal Financial
                                             and Accounting Officer)