Form 10QSB
period 2005-09-30
MEZZANINE INVESTMENT CORP
filed 2005-11-21
CIK 1097588

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                     Commission File Number: 000-27827

                      MEZZANINE INVESTMENT CORPORATION
             (Exact name of Registrant as specified in charter)

     Nevada                                                 33-0874810
State or other jurisdiction of                     I.R.S. Employer I.D. No.
incorporation or organization

4080 Paradise Road, Suite 15-168, Las Vegas, NV                     89706
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:  (702) 204-7792

Former Address (If Changed Since Last Report): 170 Newport Center Drive, Suite 220, Newport Beach, CA 92660


Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1)  Yes  [X]   No  [    ]       (2)  Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]   No  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 14, 2005, there were 11,233,448 shares of common stock outstanding.

Table of Contents
                                                                       Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION. . . .9

ITEM 3.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . .9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 10
     Description of Business . . . . . . . . . . . . . . . . . . . . . . 14
     Management's Discussion and Analysis or Plan of Operation . . . . . 15
     Description of Property . . . . . . . . . . . . . . . . . . . . . . 16
     Security Ownership of Certain Beneficial Owners and Management. . . 16
     Directors, Executive Officers, Promoters and Control Persons. . . . 18
     Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 20
     Certain Relationships and Related Transactions. . . . . . . . . . . 21
     Description of Securities . . . . . . . . . . . . . . . . . . . . . 21
     Market Price of and Dividends on the Registrant's Common Equity
       and Other Shareholder Matters . . . . . . . . . . . . . . . . . . 21
     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 22
     Changes in and Disagreements with Accountants . . . . . . . . . . . 23
     Recent Sales of Unregistered Securities . . . . . . . . . . . . . . 23
     Indemnification of Directors and Officers . . . . . . . . . . . . . 25
     Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 25

ITEM 6.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                  PART I

                           FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                               Balance Sheets

                                                  September      December
                                                   30, 2005      31, 2004
                                                 ------------  ------------
                                                 (Unaudited)
                                   Assets

   Total Assets                                  $         -   $         -
                                                 ------------  ------------
                    Liabilities and Stockholders' Equity

Current Liabilities
-------------------

 Accounts Payable                                $    16,943   $    16,661
 Interest Payable                                          -         3,080
 Notes Payable - Related Party                             -        28,660
                                                 ------------  ------------
   Total Current Liabilities                           6,943        48,401

Stockholders' Equity
--------------------
 Common Stock, Authorized at $.001 Par Value
  100,000,000 Shares Authorized: 1,920,948
  Shares Issued and Outstanding respectively           1,921           120
 Additional Paid in Capital                           88,083        33,750
 Deficit Accumulated in the Development Stage       (106,947)      (82,271)
                                                 ------------  ------------
   Total Stockholders' Equity                        (16,943)      (48,401)
                                                 ------------  ------------
   Total Liabilities and Stockholders' Equity    $         -   $         -
                                                 ============  ============





 The accompanying notes are an integral part of these financial statements
                                     3

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)

                                                                      For the Period
                                                                             August
                                                                            19, 1999
                              For the Three             For the Nine     (Inception)
                               Months Ended             Months Ended         to
                          September   September    September   September   September
                           30, 2005    30, 2004     30, 2005    30, 2004    30, 2005
                        ----------- -----------  ----------- -----------  -----------
Revenues                $        -  $        -   $        -  $        -   $        -
--------                ----------- -----------  ----------- -----------  -----------

Expenses
--------
 General &
  Administrative               857       3,434       23,722       7,648       99,527
                        ----------- -----------  ----------- -----------  -----------
   Total Expenses              857       3,434       23,722       7,648       99,527
                        ----------- -----------  ----------- -----------  -----------
   Income (Loss)
   from Operations            (857)     (3,434)     (23,722)     (7,648)     (99,527)

Other Income (Expenses)
-----------------------
 Interest Income                 -          88            -         264        1,401
 Interest Expense                -        (608)        (954)     (1,926)      (9,230)
 Forgiveness of
  interest expense               -           -            -           -          409
                        ----------- -----------  ----------- -----------  -----------
   Total Other
   Income (Expenses)             -        (520)        (954)     (1,662)      (7,420)
                        ----------- -----------  ----------- -----------  -----------
   Income (Loss)
   Before Taxes               (857)     (3,954)     (24,676)     (9,310)    (106,947)

   Taxes                         -           -            -           -            -
                        ----------- -----------  ----------- -----------  -----------

   Net Income (Loss)    $     (857) $   (3,954)  $  (24,676) $   (9,310)  $ (106,947)
                        =========== ===========  =========== ===========  ===========
   Loss Per
   Common Share         $     (.00) $     (.03)  $     (.01) $     (.08)

   Weighted Average
   Shares Outstanding    1,920,948     120,000    1,920,948     120,000




 The accompanying notes are an integral part of these financial statements
                                     4

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                          Statements of Cash Flows
                                (Unaudited)

                                                                       For the Period
                                                                      August 19, 1999
                                             For the Nine Months Ended   (Inception)
                                               September     September   to September
                                               30, 2005      30, 2004      30, 2005
                                             ------------  ------------  ------------
Cash Flows from Operating Activities
 Net Income (Loss)                           $   (24,676)  $    (9,310)  $  (106,947)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities:
   Stock issued for services                      16,080             -        23,697
   Stock issued for payables satisfaction          7,360             -         7,360
   Forgiveness of related party interest          (1,465)            -        (1,465)
   (Increase) in Interest Receivable                   -          (264)            -
   Increase in Accounts Payable/Interest           2,701         6,141        22,441
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Operating Activities                                -        (3,433)      (54,914)

Cash Flows from Investing Activities                   -             -             -
------------------------------------         ------------  ------------  ------------

   Net Cash Provided (Used) by
   Investing Activities                                -             -             -

Cash Flows from Financing Activities
------------------------------------
 Cash from Notes Payable                               -         3,433        28,660
 Cash from Stock Sales                                 -             -        26,254
                                             ------------  ------------  ------------
   Net Cash Provided (Used) by
   Financing Activities                                -         3,433        54,914
                                             ------------  ------------  ------------
   Increase (Decrease) in Cash                         -             -             -

   Cash, Beginning of Period                           -             -             -
                                             ------------  ------------  ------------
   Cash, End of Period                       $         -   $         -   $         -
                                             ============  ============  ============

Supplemental Cash Flow Information
----------------------------------
 Interest                                    $         -   $         -   $         -
 Taxes                                                 -             -             -
 Common stock issued for accounts payable          7,360             -         7,360
 Common stock issued for notes/interest           31,230             -        31,230




 The accompanying notes are an integral part of these financial statements
                                     5

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Cash and Cash Equivalents:
--------------------------
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Earnings (Loss) Per Share:
--------------------------
The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates:
-----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2005 and earlier periods; accordingly, no deferred tax liabilities have been recognized for all periods.

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005

NOTE 3 - INCOME TAXES (continued)
---------------------------------

The Company has cumulative net operating loss carryforwards of $106,947 at September 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

NOTE 4 - NOTES PAYABLE RELATED PARTY
------------------------------------

The Company had issued several promissory notes to various corporations whose shareholder is an officer of the Company. The notes amounting to $28,660 were unsecured, bearing an interest rate of 10% per annum and were due and payable on demand. These notes were satisfied in full by the issuance of 156,150 shares of Common Stock of the Company at $.20 per share on May 1, 2005.

                                                          September 30,  December 31,
The Company has the following note payable obligations:        2005          2004
                                                          -------------  ------------
                                                           (unaudited)
Related party notes payable due on demand plus accrued
 interest at a rate of 10% per annum                      $          -   $    28,660

   Totals                                                 $          -   $    28,660
   Less Current Maturities                                           -       (28,660)
                                                          -------------  ------------
   Total Long-Term Notes Payable                          $          -   $         -
                                                          =============  ============

NOTE 5 - NOTES RECEIVABLE RELATED PARTY
---------------------------------------

During the 2002 year, the Company loaned $3,500 to a corporation whose President is the President and a shareholder of the Company. During 2003, the loan was transferred from one Company to another with the same relationship. The principal amount of the note and the respective terms remain the same. At December 31, 2004 the Company applied the note receivable balance of $3,500 and accrued interest of $1,401 to the interest portion of a corresponding note payable. The result of this transaction decreased interest payable by $3,901. As of December 31, 2004 the note receivable and related interest receivable is $0.

                      Mezzanine Investment Corporation
                       (A Development Stage Company)
                       Notes to Financial Statements
                             September 30, 2005


NOTE 6 - GOING CONCERN
----------------------

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

NOTE 7 - SUBSEQUENT EVENTS PROPOSED REVERSE TAKEOVER BY THE LIQUID GROUP.
-------------------------------------------------------------------------

Effective August 15, 2005, the Company entered into a Merger Agreement with The Liquid Group, Inc. ("LIQUID") formerly known as BDR Showalter, Inc. Under the Merger Agreement a newly-formed subsidiary entity, Mezzanine Acquisitions Corp. ("NEWCO"), was incorporated for purposes of merging with and into LIQUID with LIQUID being the surviving corporation. As a result of the merger transaction, LIQUID will become a wholly owned subsidiary of the Company. Also, the current management of LIQUID will become the management of the Company at the closing of the Merger transaction.

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

Item 2.  Management's Discussion and Analysis and Plan of Operation

     At September 30, 2005, Mezzanine was a development stage company. From its inception through November 14, 2005, Mezzanine had no operations. During the nine months ended September 30, 2005, Mezzanine had no business operations and was a shell company. On July 13, 2005, shareholders owning a majority of the outstanding shares of The Liquid Group, Inc. approved a merger agreement by which this entity would be acquired by Mezzanine in a reverse acquisition transaction. The merger agreement was executed by the parties on August 22, 2005, and was effective on November 14, 2005.

     Prior to the closing of the merger with Liquid Group, Mezzanine's sole source of operating funds was provide by loans from affiliated persons or entities. After the closing, the cash needs of Mezzanine are intended to be satisfied by the operations or funds raised by Liquid Group. Mezzanine will act as a holding company and all operations of the consolidated entity will be conducted by Liquid Group.

     OFF-BALANCE SHEET ARRANGEMENTS. During the nine months ended September 30, 2005, Mezzanine did not engage in any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES. Our President and our CFO have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for the Company's year ending December 31, 2007. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved.
These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts at the present time.

                                  PART II

                             OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In compliance with the requirements of Item 2.01(f), 5.01(a)(8), and
5.06 of Form 8-K, the registrant hereby provides the following information required by such items and the information that would be required if the registrant were filing a registration statement on Form 10-SB, with such information reflecting the registrant and its securities upon consummation of the transaction with The Liquid Group as described below:

DESCRIPTION OF BUSINESS

     BACKGROUND AND CHANGE OF CONTROL

     Mezzanine Investment Corporation ("Mezzanine") was incorporated under the laws of the State of Nevada on August 19, 1999, but had conducted no business activities from its inception until the completion of the merger (the "Merger") with The Liquid Group, Inc. ("Liquid Group") on November 14, 2005. Management of Mezzanine believes that the closing of the Merger transaction has the effect of causing it to cease being a shell company.

     On July 13, 2005, shareholders owning a majority of the outstanding shares of the Liquid Group approved a Merger Agreement (the "Merger Agreement") between and among Liquid Group, Mezzanine, and Mezzanine Acquisitions Corporation ("Newco"), a wholly owned subsidiary of Mezzanine formed solely for the purpose of the Merger transaction. The Merger Agreement was executed by the parties on August 22, 2005. The Merger Agreement provided for the merger of Newco into Liquid Group and the issuance of shares of Mezzanine for all of the outstanding shares of Liquid Group. The Merger was effective and the closing of the Merger Agreement was held on November 14, 2005.

     At the effective time of the Merger, Mezzanine issued 9,312,500 shares on a pro-rata basis to the shareholders of Liquid Group and the shareholders of Liquid Group owned approximately 83% of the outstanding shares of Mezzanine. Each of the shareholders of Liquid Group who received shares of Mezzanine in the Merger was also granted the right to include those shares in the next available registration statement filed by Mezzanine which permits the inclusion of selling security holders. At the closing of the Merger Agreement the sole director and the officers of Mezzanine resigned and the following persons were appointed to the positions with Mezzanine as set forth below:

          Name                     Position(s)
          --------------------     -----------------------------
          Jason Daggett            Director, President, and CEO
          Charles J. Peters        Director
          Mark Rogers              Director
          Stephen G. Murphy        Treasurer and CFO

     As a result of the closing of the Merger transaction, Liquid Group has become a wholly owned subsidiary of Mezzanine. Mezzanine will act as a holding company for the stock of Liquid Group, and all of the business operations of the consolidated entity will continue to be conducted through Liquid Group. Management believes that the control of Mezzanine has changed from Eric Bronk, the prior sole director of Mezzanine, to the current management of the company by virtue of their control of management of Mezzanine and their stock ownership in the company as a result of the Merger.

     BACKGROUND OF LIQUID GROUP

     Liquid Group was incorporated under the laws of the State of Nevada on July 14, 1999 as BDR Showalter, Inc. and changed it name to The Liquid Group, Inc. on January 27, 2005. Through January 28, 2005, Liquid Group was owned and managed by its sole shareholder and director at the time, Jason Daggett.

     On March 1, 2005, Liquid Group entered into an Asset Purchase Agreement with The Liquid Consulting Group, Inc., a New York corporation ("Liquid Consulting"), and its sole shareholder, Brett Pojunis, to acquire the business assets of Liquid Consulting. Liquid Consulting had been in the business of distributing financial products and services, including investor relations services and public relations services. The assets of the business acquired by Liquid Group included the rights under leases of equipment and licenses of intellectual property used by Liquid Consulting in his business. It also included computer hardware and computer data, peripherals and accessories, a phone system, and other office equipment and furniture. Also included were the corporate name, copyrights, customer lists, domain names, URL addresses, transferable permits and licenses, and other intellectual property. The purchase price of the assets was $10,000 and 500,000 shares of common stock of Liquid Group, of which 250,000 shares have been issued and 250,000 of which will be issued after the closing of the Merger Agreement.

     Liquid Group is a business consulting firm and provides a variety of financial consulting, investor and public relations, and credit card merchant services to a wide range of clients. Its business model is to provide an expanded scope of financial, business, and investment relations oriented consulting services to management of select start-up companies and existing public companies. Specifically, Liquid Group helps client companies by creating a network of infrastructure-based associations that take advantage of Liquid Group's expertise in: developing private placement funding structures, strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; and identifying and structuring merger and acquisition opportunities. Additionally, Liquid Group provides credit card consulting services to assist merchants in establishing and maintaining merchant accounts.

     Liquid Group employs several methods to locate prospective clients. Principally, deal flow is promoted by the activities of Liquid Group's management. It also obtains referrals from previous clients and does its own research of various databases that profile public and private companies.

     Liquid Group charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain Liquid Group's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs Liquid Group's cash flow, and for this reason acceptable payments and the size of payments Liquid Group charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

     Entities from many different industries employ Liquid Group's consulting services. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format.

     Liquid Group also has a minority interest in one shell company, Cygni Investments, Inc., which files reports with the SEC pursuant to Section 12(g) of the Exchange Act. Liquid Group owns 12,438 shares, or approximately 2.487%, of the outstanding stock of this entity. Liquid Group intends to provide assistance in finding operations for Cygni by locating prospective operating companies seeking a means to go public through a reverse acquisition of a publicly held entity. Liquid Group has not identified any prospective business opportunities for Cygni. Liquid Group's President also holds a minority interest in Cygni.

     Mezzanine intends to file a registration statement to register the resale of its outstanding shares, including the shares issued to the shareholders of Liquid Group in the Merger, in order to provide free trading shares to create a public market for its Common Stock. Mezzanine also intends to seek quotation of its common stock on the Pink Sheets or the OTC Bulletin Board following such registration statement.

     In connection with the application for quotation of Mezzanine's common stock on the Pink Sheets or the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for Mezzanine's common stock and to submit the application to the Pink Sheets or the OTC Bulletin Board. There have been no preliminary discussions or understandings between Mezzanine, or anyone acting on its behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for Mezzanine's common stock. Management intends to contact broker-dealers who make markets in Pink Sheet or Bulletin Board companies until one agrees to make the application.
There is no assurance that Mezzanine will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved.

     BUSINESS STRATEGY

     Liquid Group's strategic objective is to continue to expand its financial consulting operations, and to grow by consolidating through acquisition of small mid-tier financial consulting firms in the United States.

     Liquid Group believes that opportunities exist in the fragmented financial services industry market to expand its business through selective strategic acquisitions and/or joint ventures. Liquid Group believes that acquisition and/or joint venture candidates may enable it to expand its geographic presence, enter new service areas or expand capacity, with a particular focus on consolidating the mid-tier financial services segment.

     In addition to its current operations, Liquid Group intends to actively target additional financial consulting companies for acquisition. Management believes that the result of such acquisitions would be to provide additional financial services, and to augment the current staff of Liquid Group. It is anticipated that each acquired business would remain a separate, self-funding unit with minimal additional overhead. Liquid Group has unrestricted discretion in seeking and participating in a business opportunity. Liquid Group currently has no target company for such an acquisition.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as Liquid Group has only limited resources available to it, it may be difficult to find good opportunities. There can be no assurance that Liquid Group will be able to identify and acquire any business opportunity based on management's business judgment. Liquid Group has not begun negotiations with potential business ventures.

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

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to Liquid Group, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     Liquid Group is unable to predict the time as to when and if it may actually participate in any specific business endeavor. Liquid Group anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, Liquid Group may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which Mezzanine eventually participates. Such persons may include Mezzanine's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Liquid Group's directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that Mezzanine may acquire or merge with a business or company in which its or Liquid Group's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current policy of Mezzanine does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     COMPETITION

     Liquid Group expects to be involved in intense competition with other business entities, many of which will have a competitive edge over Liquid Group by virtue of their stronger financial resources and prior experience in business. There is no assurance that Liquid Group will be successful in operating any business which it may acquire.

     Management believes it will be competing companies offering financial media or business services. Specific companies would include FCON.OB, FNGP.OB, TSCM, DJ, MEG, SWEB.OB. Management believes Liquid Group will be able to successfully competition with these and other entities because of its management and consultants' relationships with potential clients.

     EMPLOYEES

     At November 14, 2005, Mezzanine and Liquid Group had three employees, none of whom were full-time. It also has consulting arrangements with Mr. Peters, a director, and Cygni Capital LLC. Cygni provides advice and consultation to management regarding general business and corporate finance issues and planning. Mr. Bronk, a shareholder of Mezzanine, and the prior sole director and a former executive officer of Mezzanine, is the president and sole managing member of Cygni.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following section refers to the combined entities of Mezzanine Investment and Liquid Group, and any references to Mezzanine or Liquid Group refers to the combined entities, unless otherwise designated. The financial information referenced in this section refers to the pro forma combined financial statements of these two entities.

     Liquid Group's business model is to provide an expanded scope of financial and business oriented consulting services to select start-up companies and existing public companies. Specifically, it helps client companies by identifying private placement funding strategies, performing strategic business planning, assisting in preparation of SEC registration documentation and transactional document preparation, restructuring capital information, and identifying merger and acquisition opportunities.

     Management of Liquid Group employs several methods to locate prospective clients. Liquid Group advertises directly through its website to attract both private and public corporations to engage its services, obtain referrals from previous clients, and conduct its own research of various databases that profile public companies for outbound marketing efforts.

     Liquid Group charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain Liquid Group's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs Liquid Group's cash flow, and for this reason acceptable payments and the size of payments it charges for our services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

     REVENUES

     For the nine months ended September 30, 2005, Liquid Group generated $119,465 in revenue from financial consulting operations. On a pro forma basis, the combined entities recorded $83,148 in revenues for the year ended December 31, 2004. The volatility in revenue was due primarily to the amount of time and effort devoted to Liquid Group by its president, Mr. Daggett, who had several other business interests materialize in calendar 2004, including serving as a director and chairman of the compensation committee for Caneum, Inc. through August, 2004 and several other private ventures. Mr. Daggett has since relinquished his directorship at Caneum, now serving only on the Caneum Advisory Board, and is available to focus more time on Liquid Group's business.

     OPERATING PROFIT

     Liquid Group recorded an operating loss of $251,741 for the nine months ended September 30, 2005. On a pro forma basis, the combined entities recorded an operating loss of $10,368 for the year ended December 31, 2004. The increase in the net operating loss is due to the additional costs associated with the retention of key employees and consultants, the incurrence of legal and professional fees associated with the merger of Liquid Group and Mezzanine and the additional costs associated with preparation for a registration statement for the registration of outstanding shares of common stock and the subsequent application for quotation of the common stock on the OTC Bulletin Board. The major expense categories are consulting fees, travel and entertainment, and automobile.

     Management of Liquid Group expects the overhead to increase as the company retains personnel to assist in the administration of its affairs and to improve the nature and timing of management and information. In addition, Liquid Group expects to incur increased professional and consulting fees as it complies with SEC regulations and filings

     OTHER INCOME AND EXPENSES

     For the nine months ended September 30, 2005, Liquid Group generated $2,546 in other income resulting from interest on a note receivable and incurred $954 in interest expenses as a result of notes payable. For the year ended December 31, 2004, on a pro forma basis, the combined entities incurred a loss of $12,500 related to the loss on holding of available for sale securities in addition to interest income of $350, interest expense of $2,696, and other income of $409.

     NET (LOSS) INCOME

     Liquid Group experienced a net loss of $256,415 for the nine months ended September 30, 2005. For the year ended December 31, 2004, on a pro forma basis, the combined entities generated a net loss of $20,599. The loss is largely due to retention of key employees and consultants and the incurrence of legal and professional fees principally due to costs associated with the merger.

     CAPITAL RESOURCES AND LIQUIDITY

     As of September 30, 2005, working capital had increased to $116,456. The increase in working capital was primarily attributable to the raising of $337,500 in a private placement of common stock. The balance of these funds was used to purchase fixed assets and fund operations.

     At September 30, 2005 the Company has accounts and notes payable of $33,396 These amounts will be paid in the current quarter and consist of accounting, legal and professional fees of $30,411 and other operating expenses of $2,985,

     In cases where we receive customer's stock as payment, the stock has been included at the value at which it could be sold on the open market and has been considered operational in nature.

     CAPITAL EXPENDITURES

     Liquid Group will invest in fixed assets to the extent that management considers necessary. At present, the anticipated need relates to computers and communications to enable consulting projects to be effectively executed and to allow for the communications of the company's staff and customers. At present no budget has been established for this purpose.

     INCOME TAX EXPENSE

     Liquid Group recorded an income tax expense of $6,266 for the nine months ended September 30, 2005. At September 30, 2005, it had no deferred tax assets and approximately $345 of deferred tax liabilities resulting from accelerated tax depreciation over book depreciation. As of December 31, 2004, Liquid Group had no remaining loss carry-forwards. It incurred income tax expenses of $4,206 and $2,813 for the years ended December 31, 2004 and 2003, respectively

     OFF-BALANCE SHEET ARRANGEMENTS

     During the twelve months ended December 31, 2004, and the nine months ended September 30, 2005, Liquid Group did not engage in any off-balance sheet arrangements.

DESCRIPTION OF PROPERTY

     Neither Mezzanine nor Liquid Group owns or leases any material property.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of the common stock of Mezzanine as of November 14, 2005, of (i) each person who is known to be the beneficial owner of more than 5 percent of the common stock; (ii) each director and executive officer; and (iii) directors and executive officers as a group:


                                                        Amount and Nature
Name and Address                                        of Beneficial
of Beneficial Owner              Position(s)            Ownership (1)    Percentage
-------------------              ---------------------  ---------------- ----------
Jason Daggett                    Director & President       6,475,000(2)     57.6%
4080 Paradise Road
#15-168
Las Vegas, NV   89109

Charles J. Peters                Director &                 1,000,000(3)       8.9%
Suite 102                        Executive Vice-
917 State Street                 President
Erie, PA   16501

Mark Rogers                      Director                            -0-
8 Denninup Way
Unit 1
Malaga WA 6090
Perth, Western Australia

Stephen B. Murphy                CFO                          250,000(3)         2.2%
25251 Paseo De Alicia
Suite 200
Laguna Hills, CA 92553

Executive Officers &
Directors as a Group
(4 Persons)                                              6,475,000(2)(3)        57.6%

Eric Chess Bronk                 --                      1,176,353(3)(4)        10.5%
170 Newport Center Dr.
Suite 220
Newport Beach, CA  92660

Brett Pojunis                    --                       1,000,000(3)(5)        8.7%
9236 Sangria Lane
Las Vegas, NV   89147

Trymetris Capital Fund I, LLC(6) --                            1,666,667        14.8%
170 Newport Center Dr.
Suite 220
Newport Beach, CA  92660
__________

     (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, management believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 11,233,448 shares of our common stock outstanding on November 14, 2005.
     (2) Includes 4,325,000 shares for which Mr. Daggett holds voting proxies.

     (3) Mr. Daggett holds a proxy to vote these shares and thus this shareholder has no right to vote these shares, with the exception of the shares owned by Mr. Bronk, of which Mr. Daggett holds a proxy for only 1,000,000 of the shares. Beneficial ownership of these shares is included in the total number of shares beneficially owned by Mr. Daggett.
     (4) Includes 61,853 shares owned by an entity controlled by Mr. Bronk and 3,000 shares owned by a trust of which Mr. Bronk is trustee.
     (5) Includes 250,000 shares to be issued pursuan to an Asset Purchase Agreement.
     (6) Jason Daggett is a co-manager of Trymetris Capital Management, LLC, the manager of Trymetris Capital Fund I, LLC, although he has recused himself from any decisions involving the stock of Liquid Group, including the voting of such shares and investment power over such shares.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     CURRENT MANAGEMENT

     At the closing of the Merger Agreement on November 14, 2005, the existing sole director and officers of Mezzanine resigned and the following persons were appointed to the positions with Mezzanine as set forth below:

                                                                 Director
     Name                Age       Position(s)                   Since
     ------------------  -----     ----------------------------  --------------
     Jason Daggett       33        Director, President, and CEO  2005
     Charles J. Peters   33        Director                      2005
     Mark Rogers         44        Director                      2005
     Stephen G. Murphy   41        CFO                           --


     The following information relates to the persons who are the current directors and executive officers of Mezzanine:

     JASON DAGGETT acts presently as the President of Monico Capital Partners, LLC, an investment advisory firm specializing in mergers and acquisitions, retail account management and 401K plans tailored for start-up and small businesses. Mr. Daggett was previously a Director of Caneum, Inc., and currently serves on its Board of Advisors. Caneum, Inc. is in the business of developing and marketing a broad array of business process outsourcing (BPO) products and services. Caneum is a public reporting company quoted on the OTC Bulletin Board under the symbol "CANM." Prior to his role with Monico, Mr. Daggett was instrumental as an operations consultant for XtraNet Systems, Inc., a credit card processing concern, where he assisted the company in growing its processing volume by nearly eight million dollars monthly. Previous titles and associations in the financial industry have included Senior Vice President of First Financial Services, a pension and 401(k) management company, and Vice President of The Boston Group, L.P. During his tenure with the Brentwood based First Financial, Mr. Daggett initiated and developed contacts within the business community enabling companies to upgrade their employee benefits department by offering a turn-key operation consisting of 401(k), 403(b), ESOP, and Pension and Insurance Services. At the Boston Group, Mr. Daggett was responsible for the implementation of money management and asset allocation strategies for high net worth clients and small institutional investors. Mr. Daggett is currently the Sole Director and President of Alnilam Corporation, which is a "blank check" company registered under the 1934 Act. This company has no business operations or significant assets and was formed for the purpose of seeking an operating business with which to merge. Mr. Daggett received his undergraduate degree in Psychology from Mercyhurst College in 1994 where he was a member of the school's hockey team, which twice participated in the NCAA Division III Championship. He attended Pepperdine University from 1994 to early 1996, where he earned his MA degree with honors. While at Pepperdine he founded and operated Personalized Academic Support Services, P.A.S.S., an alternative tutorial program designed for students needing assistance with learning strategies, developing and building self-confidence and accelerating academic progress.

     CHARLES J. PETERS has been, since February 2004, President of Signature Management a real estate development firm. Peters co-founded McNutt Peters Creative Group, an Interactive Internet Design firm. In 1997 Mr. Peters sold his company, McNutt Peters Creative Group, to ErieNet Inc. ErieNet was northwest Pennsylvania's largest Internet Service provider and experienced explosive growth throughout the late 1990s. Mr. Peters was responsible for the day-to-day operation of the company, as well as a first and second round equity raise as well as the company's expansion plans. He oversaw the due diligence, purchase and subsequent integration of four other Internet service providers. In September of 1999, Mr. Peters and his partners sold ErieNet to Stargate Industries of Pittsburgh where he remained active in the management of the company until 2003. Peters is the Chair of the Technology Council of North West PA, and on the advisory board of Schoffstall Ventures a Harrisburg, PA private equity firm. In addition Peters is on the board of the Pennsylvania Angel Network.

     MARK ROGERS was, from May 2000 to May 2002, the owner and operator of Worldwide Distribution Services, a company providing domestic courier and delivery services for international courier services like Federal Express. In May 2002, Mr. Rogers expanded Worldwide Distribution Services with overseas investors and created Worldwide Freight Pty. Ltd., a national and international shipping company. Since May 2002, Mr. Rogers has been a director and corporate secretary of Worldwide Freight Pty. Ltd. A subsidiary of Worldwide Freight, Westralia Freight Pty. Ltd. was created to provide local courier deliver services utilizing independent contractors for daily services. In August 2005, Mr. Rogers helped to form Worldwide Group Pty. Ltd., which provides mail exchange and related services to professional and business people, lawyers, courts, insurance companies, and similar trade oriented groups in Western Australia.

     STEPHEN G. MURPHY has been the Chief Financial Officer of Liquid Group since January 2005. He is a Chartered Accountant and Certified Public Accountant having worked at what is now Deloitte & Touche, in Dublin Ireland and Ernst & Young and BDO Seidman, in California. Mr. Murphy worked in the aerospace industry for five years where he was responsible for the financial analysis of systems; preparation of financial statements, annual business plans, quarterly forecasts and special projects; as well as consolidation of $300m group with foreign subsidiaries. From 1993 to 1995 Mr. Murphy was the Financial Controller/CFO for Camloc/RAM Products where he oversaw the move of this $30m company from New Jersey to California. Since 1995 Mr. Murphy has operated his own accounting offices where he sets up organizational and financial reporting structures, financial planning, including modeling, forecasting and turnaround work for distressed divisions and companies. He also prepares and consults regarding taxes (individual, partnerships, trusts and corporations), implements computerized solutions for clients and performs basic bookkeeping functions as necessary.

     COMMITTEES OF THE BOARD

     The Board of Directors does not have an audit, compensation, nominating, or any other committee performing similar functions. The Board of Directors is acting as the audit committee for Mezzanine. The Board of Directors has determined that it does not have an audit committee financial expert serving on its board. In its early stages of operations, Mezzanine does not believe the cost of such an expert would justify the need at this time.

EXECUTIVE COMPENSATION

     COMPENSATION OF EXECUTIVE OFFICERS

     There was no compensation awarded to, earned by, or paid to any of the executive officers of Mezzanine for all services rendered in all capacities to Mezzanine or any subsidiary during the years ended December 31, 2004, 2003, and 2002. In addition, there were no grants of stock options or freestanding SARs made to any executive officer of Mezzanine during the year ended December 31, 2004. During the year ended December 31, 2004, no executive officer of Mezzanine exercised any option or freestanding SARs, and at December 31, 2004, no executive officer held any options or freestanding SARs.

     EMPLOYMENT AND CONSULTING AGREEMENTS AND ARRANGEMENTS

     On April 2, 2005, the Board of Directors of Liquid Group approved an employment agreement for Jason Daggett as President and CEO. The employment agreement was assumed by Mezzanine at the closing of the Merger Agreement. The following description sets forth the material terms of this agreement:

     JASON DAGGETT. The initial period of the employment agreement for Mr. Daggett is two years beginning April 1, 2005, and is renewable by the parties for an additional year. He is required to devote half of his time to the business of the company. His base salary is $84,000 per annum. He received a signing bonus of 1,000,000 shares of Liquid Group, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of Mezzanine pursuant to the Merger. Mr. Daggett, together with his spouse and dependents, is entitled to participate in any employee benefit plans maintained by Mezzanine of general applicability to other senior executives, including, without limitation, group medical, dental, vision, disability, life insurance, flexible-spending account, 401(k) and other plans. He is entitled to four weeks paid vacation per year, and his agreement contains customary termination and confidentiality provisions. The agreement also provides for indemnification of Mr. Daggett in the event he is made a party to, or threatened to be a party to, any legal action by reason of his relationship with Mezzanine or Liquid Group. Mezzanine has also agreed to advance the costs of any such action to Mr. Daggett, subject to repayment if he is ultimately determined not to be entitled to such advances.

     Charles J. Peters, and Steve Murphy, CFO, provide services to Liquid Group on an as-needed basis. Mr. Peters has entered into a consulting agreement with Liquid Group and Mr. Murphy provides services according to arrangements with Liquid Group. The terms of the consulting agreement and the arrangements are as follows:

     - CHARLES J. PETERS. On September 15, 2005, Liquid Group entered into a month-to-month non-exclusive consulting agreement with Mr. Peters to provide business development and new client development services to management. Mr. Peters will be paid up to $9,000 per month for his services under this agreement. In connection with his original engagement with Liquid Group, he received a signing bonus of 1,000,000 share of Liquid Group when he joined the company, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of Mezzanine pursuant to the Merger.

     - STEPHEN G. MURPHY. As a consultant he will bill the company for his time at his then current hourly rates. He received a signing bonus of 250,000 shares of Liquid Group when he joined the company, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of Mezzanine pursuant to the Merger.

     COMPENSATION OF DIRECTORS

     No director of Mezzanine was compensated during the year ended December 31, 2004, for any service provided as a director. Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. The Board of Directors has not adopted any policy in regard to the payment of fees or other compensation to directors.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Daggett, the President and a director of Mezzanine and Liquid Group, is the President of Monico Capital Partners, LLC, is the Vice President and a non-managing member of Cygni Capital, LLC, and is an Advisory Board member of Caneum, Inc. and Trycera Financial, Inc. Cygni Capital LLC owns a non-managing 50% interest in Monico Capital Partners, LLC. Both Monico and Cygni are financial service companies which offer services similar to Liquid Group.

     Mr. Murphy, the CFO of Mezzanine and Liquid Group, performs accounting services for Cygni Capital LLC, Monico Capital Partners, LLC, and Caneum, Inc.

     On March 1, 2005, Liquid Group entered into a financial services consulting agreement with Cygni Capital LLC, whereby Cygni Capital provides advice and consultation to management regarding general business and corporate finance issues and planning. Mr. Bronk, the prior sole director and a former executive officer of Mezzanine, and a current shareholder of Mezzanine, is the President and sole managing member of Cygni Capital LLC. The six month consulting agreement is automatically renewable for an additional six month term unless terminated at least 30 days prior to expiration, and may be terminated after the initial six month period by either party upon 30 days' notice. Cygni receives a consulting fee of $4,500 per month during the term of the agreement. In addition, from 2000 through 2004, Cygni loaned a total of $11,697 to Mezzanine for operating funds. These loans, with interest, were converted into 61,853 shares of common stock of Mezzanine in June 2005.

     From 1999 through 2002, Rigel Funds Management, Ltd., a Bahamian financial consulting and international management and marketing services company, loaned a total of $16,963 to Mezzanine for operating funds. These loans, with interest, were converted into 94,297 shares of common stock of Mezzanine in June 2005. Mr. Bronk is a board member of Rigel.

     Mr. Daggett is the co-manager of Trymetris Fund I, LLC, a private hedge fund. This fund has invested in Liquid Group, and two of its clients, Caneum, Inc. and Trycera Financial, Inc. Mr. Daggett is a shareholder of and sits on the Advisory Boards of Caneum, Inc. and Trycera Financial, Inc. He has recused himself from any decisions involving the stock of Liquid Group owned by the hedge fund. In addition, Trycera loaned $1,200 to Mezzanine in January 2001 for operation funds. This loan was repaid by Mezzanine in May 2004. Further, Caneum loaned $3,500 to Mezzanine in May 2001 for operation funds. This loan was repaid by Mezzanine in June 2003.

     Mr. Daggett holds irrevocable two-year proxies to vote 4,325,000 outstanding shares of Mezzanine. The proxies were entered into between April 2005 and August 2005. The proxies grant to Mr. Daggett the power to vote the shares on any matters which may come before the shareholders. During the term of the proxy the shareholder will not be permitted to transfer the shares unless the transferee agrees to be bound by the proxy, except for shares sold in the open market. These proxy rights were originally granted for shares of Liquid Group issued prior to the Merger and apply to the shares of Mezzanine received by the Liquid Group shareholders in the Merger transaction.

     Liquid Group has a minority interest in one shell company, Cygni Investments, Inc. Liquid Group owns 12,438 shares, or approximately 2.487%, of the outstanding stock of this entity. Mr. Daggett beneficially owns approximately 2% of the outstanding stock of this entity and Mr. Bronk beneficially owns approximately 12% of the outstanding stock of the entity.

     Mr. Daggett is the sole director and an executive officer of Alnilam Corporation, a shell company with no material assets or business operations. Mr. Daggett beneficially owns approximately 2% of the outstanding stock of this entity and Mr. Bronk beneficially owns approximately 12% of the outstanding stock of the entity.

DESCRIPTION OF SECURITIES

     Mezzanine is authorized to issue up to 100,000,000 shares of common stock, par value $.001 per share. All common shares are equal to each other with respect to voting, and dividend rights, and, are equal to each other with respect to liquidation rights. Special meetings of the shareholders may be called by the chairman, the Board of Directors, president, the chief executive officer, or the holders of not less than one-tenth of all the shares entitled to vote at the meeting. Holders of shares of the common stock are entitled to one vote at any meeting of the shareholders for each share of common stock they own as of the record date fixed by the Board of Directors. At any meeting of shareholders, a majority of the outstanding shares of the common stock entitled to vote, represented in person or by proxy, constitutes a quorum. A vote of the majority of the shares of common stock represented at a meeting will govern, even if this is substantially less than a majority of the shares of common stock outstanding. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. The shares of Mezzanine do not have cumulative voting rights, which means that the holders of more than fifty percent of the shares of common stock voting for election of directors may elect all the directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent will not be able to elect directors.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

     MARKET INFORMATION

     There is no established trading market for the Common Stock of Mezzanine. None of the common shares are subject to outstanding options or warrants, nor are there any other outstanding securities convertible into shares of Common Stock; provided, however, that Mezzanine has an obligation to issue 250,000 shares after closing pursuant to an agreement entered into by Liquid Group. All of the 1,920,948 outstanding shares prior to the Merger were issued while Mezzanine was a "blank check" company. Management of Mezzanine is aware that the staff of the Securities and Exchange Commission has taken the position that Rule 144 would not be available for shares issued at a time during which an issuer was a blank check issuer and that these shares could only be resold through a registered offering. Management has agreed to register on a one-time basis, at no cost to the selling shareholders, the resale of such shares for these parties in the next appropriate registration statement filed by Mezzanine. Mezzanine has also agreed to register on a one-time basis, at no cost to the selling shareholders, the resale of the 9,312,500 shares issued to the former shareholders of Liquid Group in the Merger in the next appropriate registration statement filed by Mezzanine. These registration rights are in addition to the registration rights contained in the Stock Acquisition Agreement dated March 1, 2004, between Liquid Group and Brett Pojunis.

     SECURITY HOLDERS

     At November 14, 2005, Mezzanine had approximately 73 shareholders of record, including the shareholders created by the shares issued to shareholders of Liquid Group at the closing of the Merger Agreement. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Mezzanine has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as its transfer agent.

     DIVIDEND POLICY

     Since its inception, Mezzanine has not paid any dividends on its Common Stock and it does not anticipate that it will pay dividends in the foreseeable future.

     EQUITY COMPENSATION PLANS

     On January 15, 2004, the Board of Directors and the sole shareholder of Liquid Group adopted and approved the 2004 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan was assumed by Mezzanine at the closing of the Merger Agreement on November 14, 2005. The Stock Option Plan has not been approved by the shareholders of Mezzanine.

     The Stock Option Plan provides for the grant of options to purchase up to 3,000,000 shares of Common Stock that are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of
Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Non-statutory Stock Options"). Options to purchase shares may be granted under the Stock Option Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of Mezzanine or a subsidiary, or, in the case of Non-statutory Stock Options, are employees (including officers) or non-employee directors of Mezzanine or a subsidiary.

     The Stock Option Plan provides for its administration by the Board of Directors (the "Board") or a committee of directors (the "Committee") appointed by the Board and consisting of two or more disinterested directors. In the event two or more disinterested directors are not available to be elected to the Committee, the Board acts in place of the Committee. Vacancies in the Committee would be filled by the Board. Once the Committee is chosen by the Board, the Committee has full discretionary authority, subject to certain restrictions, to determine the number of shares for which Incentive Stock Options and Nonstatutory Stock Options may be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted.

     Additionally, if the employment of any employee is terminated voluntarily by such employee or for cause by Mezzanine or a subsidiary, any stock options granted to such employee expire immediately. If an employee's services with Mezzanine or its subsidiary are terminated for any other reason, excluding death or disability, his or her stock options may be exercised for a period of three (3) months thereafter. If such services are terminated due to the death or disability of any employee, then such stock options may be exercised for a period of one year after such termination. In the event of the termination of the services of a non-employee director for cause, his or her stock options expire immediately. If such services are terminated for any other reason, the stock options may be exercised for a period of one year after termination.

     The exercise price for all Incentive Stock Options granted under the Stock Option Plan must be at least equal to the fair market value of such shares on the date of grant, or, in the case of Incentive Stock Options granted to the holder of 10% or more of Mezzanine's common stock, at least 110% of the fair market value of such shares on the date of grant.

     The maximum exercise period for which Incentive Stock Options maybe granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of Mezzanine's common stock). The aggregate fair market value (determined at the date the option is granted) or shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. If such amount exceeds $100,000, the Board or the Committee may, when the Options are exercised and the shares transferred to an employee, designate those shares that will be treated as Incentive Stock Options and those that will he treated as Nonstatutory Stock options.

     As of November 14, 2005, no Options had been granted pursuant to the Stock Option Plan.

LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     A Form 8-K dated February 10, 2004, was filed on February 24, 2004, reporting the merger of Mezzanine's auditor, Bierwolf, Nilson & Associates, into Chisholm, Bierwolf & Nilson, LLC. Bierwolf, Nilson & Associates had audited Mezzanine's financials statements for the two fiscal years ended December 31, 2002 and 2001. There were no disagreements with Bierwolf, Nilson & Associates on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of change.

RECENT SALES OF UNREGISTERED SECURITIES

     During the years ended December 31, 2004, 2003, and 2002, and during 2005 through November 14, 2005, Mezzanine sold the following securities without registration under the Securities Act:

     - In November 2002 Mezzanine issued 87,000 shares of Common Stock to twenty-two accredited investors for gross proceeds of $870. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Rule 506 of Regulation D. Each of the investors acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The investors did not enter into the transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with these issuances.

     - On May 13, 2005, Mezzanine issued 1,608,000 shares of common stock at $.01 per share for services rendered to the following individuals:

                                              Number
          Name                              of Shares
          ---------------------------   -----------------
          Baldwin Investments Ltd.               175,000
          Eric Chess Bronk                       100,000
          Fleming Securities Ltd.                175,000
          Rigel Funds Management                 300,000
          Starling Securities Ltd.               175,000
          Ronald N. Vance                         50,000
          Lynn Carlson                            24,000
          Jardine, McManus, Murphy               175,000
          Don Regan                                5,000
          Graham Espley-Jones                     14,500
          Michael Christianson                    14,500
          MCB Trust                               50,000
          Michael Powell                         100,000
          Julia Sevier                            25,000
          JEMM Venture Holdings                  175,000
          Alan Knitowski                          50,000


     These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each investor delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he or she had not entered into the transaction with Mezzanine as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor further represented that he or she had been afforded the opportunity to ask questions of Mezzanine's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuance.

     - On June 27, 2005, Mezzanine issued a total of 192,948 shares of Common Stock at $.20 per share for conversion of outstanding debts owed by Mezzanine to the following individuals in the amounts set forth below:

                                        Number
          Name                          of Shares      Amount
          ---------------------------   -------------  ------------
          Cygni Capital, LLC                   61,853  $  12,370.54
          Rigel Funds Management, Ltd.         94,297  $  18,859.30
          Ronald N. Vance                      36,798  $   7,359.62

          These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, and Rule 504 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each investor delivered appropriate investment representations with respect to this transaction and consented to the imposition of restrictive legends upon the certificates evidencing such shares. Each investor represented that he or she had not entered into the transaction with Mezzanine as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor further represented that he or she had been afforded the opportunity to ask questions of Mezzanine's management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with such issuances.

     - On November 14, 2005, Mezzanine issued 9,312,500 shares of Common Stock to 27 accredited and 9 non-accredited shareholders of Liquid Group in the Merger. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Rule 506 of Regulation D. Each of the shareholders of Liquid Group acknowledged the investment nature of the securities issued and consented to the imposition of restrictive legends upon the certificates evidencing the shares. The shareholders of Liquid Group did not enter into the Merger transaction as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each shareholder of Liquid Group was also afforded the opportunity to ask questions of management of Mezzanine and to receive answers concerning the terms and conditions of the Merger transaction. No underwriting discounts or commissions were paid in connection with these issuances.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Nevada law expressly authorizes a Nevada corporation to indemnify its directors, officers, employees, and agents against liabilities arising out of such persons' conduct as directors, officers, employees, or agents if they acted in good faith, in a manner they reasonably believed to be in or not opposed to the best interests of the company, and, in the case of criminal proceedings, if they had no reasonable cause to believe their conduct was unlawful. Generally, indemnification for such persons is mandatory if such person was successful, on the merits or otherwise, in the defense of any such proceeding, or in the defense of any claim, issue, or matter in the proceeding. In addition, as provided in the articles of incorporation, bylaws, or an agreement, the corporation may pay for or reimburse the reasonable expenses incurred by such a person who is a party to a proceeding in advance of final disposition if such person furnishes to the corporation an undertaking to repay such expenses if it is ultimately determined that he did not meet the requirements. In order to provide indemnification, unless ordered by a court, the corporation must determine that the person meets the requirements for indemnification. Such determination must be made by a majority of disinterested directors; by independent legal counsel; or by a majority of the shareholders.

     Article VI of the bylaws of Mezzanine provides that the corporation shall indemnify its directors, officers, and agents to the full extent permitted by the laws of the State of Nevada. The Merger Agreement also provides for the indemnification of Mezzanine by Liquid Group in the event of the falsity or the breach of any representation, warranty, or covenant made by Liquid Group. Likewise, Mezzanine has agreed to indemnify Liquid Group in the event of the falsity or the breach of any representation, warranty, or covenant made by Mezzanine in the Merger Agreement. The employment agreement with Mr. Daggett also provides for his indemnification in the event he is made a party to, or threatened to be a party to, any legal action by reason of his relationship with Mezzanine or Liquid Group. Mezzanine has also agreed to advance the costs of any such action to Mr. Daggett, subject to repayment if he is ultimately determined not to be entitled to such advances.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of Mezzanine pursuant to the foregoing provisions, or otherwise, Mezzanine has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     In the event that a claim for indemnification against such liabilities (other than the payment by Mezzanine of expenses incurred or paid by a director, officer or controlling person of Mezzanine in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Mezzanine will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

FINANCIAL STATEMENTS

     The financial statements of Mezzanine for the years ended December 31, 2004 and 2003, are included in the annual reports on Form 10-KSB filed by Mezzanine for those years. The quarterly financial statements for the quarters ended March 31, 2005, and June 30, 2005, are included in the quarterly reports on Form 10-QSB filed by Mezzanine for those quarters.
The quarterly financial statements for the quarter ended September 30, 2005, are included above under Item 1 of Part I of this report.

     The financial statements of Liquid Group for the years ended December 31, 2004 and 2003, and the nine-month interim periods ended September 30, 2005 and 2004, are included with this report following the signature page below.

     The pro forma financial information showing the effects of the acquisition of Liquid Group has been included following the signature page below.

ITEM 6.  EXHIBITS

     The following exhibits reflect the exhibits that would be required if the registrant were filing a registration statement on Form 10-SB upon consummation of the transaction with The Liquid Group as described above, as well as the exhibits required pursuant to Form 10-QSB:


                                                        Incorporation by Reference
                                                        ----------------------------
Ex. No.        Exhibit Description           Filed with
                                             this Form           Date
                                             10-QSB     Form     File No.   Filed
----------     ---------------------------   ---------  -------  ---------  --------
2.1 & 10.1     Agreement of Merger dated
               August 22, 2005, with
               The Liquid Group                         10-QSB   000-27827  8/22/05
----------     ---------------------------   ---------  -------  ---------  --------
2.2 & 10.2     Asset Purchase Agreement
               dated March 1, 2005, between
               The Liquid Group and The
               Liquid Consulting Group and
               Brett Pojunis                 X
----------     ---------------------------   ---------  -------  ---------  --------
3.1            Articles of Incorporation
               of Mezzanine                             10-SB    000-27827  10/26/99
----------     ---------------------------   ---------  -------  ---------  --------
3.2            Current Bylaws of Mezzanine              10-SB    000-27827  10/26/99
----------     ---------------------------   ---------  -------  ---------  --------
4.1            Form of Common Stock
               Certificate                              10-SB    000-27827  10/26/99
----------     ---------------------------   ---------  -------  ---------  --------
4.2 & 10.3     Stock Option/Stock Issuance
               Plan assumed by Mezzanine     X
----------     ---------------------------   ---------  -------  ---------  --------
4.3 & 10.4     Grant of Stock Option Form
               used pursuant to the Stock
               Option/Stock Issuance Plan    X
----------     ---------------------------   ---------  -------  ---------  --------
4.4 & 10.5     Stock Issuance Form used
               pursuant to the Stock
               Option/Stock Issuance Plan    X
----------     ---------------------------   ---------  -------  ---------  --------
4.5 & 10.6     Stock Acquisition Agreement
               dated March 1, 2004, between
               Liquid Group and Brett
               Pojunis, with registration
               rights                        X
----------     ---------------------------   ---------  -------  ---------  --------
4.6            Terms and Conditions of
               Registration granted to
               pre-Merger shareholders       X
----------     ---------------------------   ---------  -------  ---------  --------
9.1            Form of Irrevocable Proxy
               Agreement between Jason
               Daggett and the shareholders
               of Liquid Group, with
               schedule                      X
----------     ---------------------------   ---------  -------  ---------  --------
10.7           Employment Agreement with
               Jason Daggett                 X
----------     ---------------------------   ---------  -------  ---------  --------
10.8           Consulting Agreement dated
               March 1, 2005, between
               Liquid Group and Cygni
               Capital LLC                   X
----------     ---------------------------   ---------  -------  ---------  --------
10.9           Consulting Agreement dated
               September 15, 2005, between
               Liquid Group and Charles J.
               Peters                        X
----------     ---------------------------   ---------  -------  ---------  --------



16.1           Letter from Bierwolf, Nilson
               & Associates                             8-K      000-27827  2/24/04
----------     ---------------------------   ---------  -------  ---------  --------
21             Subsidiaries of Mezzanine     X
----------     ---------------------------   ---------  -------  ---------  --------
31.1           Certification of the
               Principal Executive Officer
               pursuant to Rule 13(a)-14     X
----------     ---------------------------   ---------  -------  ---------  --------
31.2           Certification of Principal
               Financial Officer pursuant
               to Rule 13(a)-14              X
----------     ---------------------------   ---------  -------  ---------  --------
32.1           Certification of Principal
               Executive Officer pursuant
               to Section 1350               X
----------     ---------------------------   ---------  -------  ---------  --------
32.2           Certification of Principal
               Financial Officer pursuant
               to Section 1350               X
----------     ---------------------------   ---------  -------  ---------  --------



                          [SIGNATURE PAGE FOLLOWS]

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              Mezzanine Investment Corporation


Date:  November 14, 2005      By /s/ Jason Daggett
                              -----------------------------------------
                                    Jason Daggett, President (Principal
                                    Executive Officer)


Date:  November 14, 2005      By /s/ Stephen B. Murphy
                              -----------------------------------------
                                     Stephen B. Murphy, CFO (Principal
                                     Financial and Accounting Officer)

                                                       Financial Statements


                                                           THE LIQUID GROUP
                                                  F.K.A. BDR SHOWALTER, INC




                             For the years ended December 31, 2004 and 2003

                             Table of Contents

                   For the year ended December 31, 2004

                                                                       Page

Report of Independent Registered Public Accounting Firm                   2

Financial Statements

Balance Sheets - Assets                                                   3

Balance Sheets - Liabilities and Stockholders' Equity                     4

Statements of Operations and Comprehensive Loss                           5

Statement of Stockholders' Equity                                         6

Statements of Cash Flows                                                  7

Notes to Financial Statements                                             8

Chisholm
  Bierwolf &
    Nilson, LLC
Certified Public Accountants                 533 West 2600 South, Suite 250
                                                      Bountiful, UT   84010
                                                      Phone: (801) 292-8756
                                                        Fax: (801) 292-8809

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
The Liquid Group (fka BDR Showalter, Inc.)

We have audited the accompanying balance sheets of The Liquid Group, FKA BDR Showalter, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over the financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Liquid Group, FKA BDR Showalter, Inc, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
July 6, 2005


        A Member of the AICPA, UACPA and Registered with the PCAOB

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.


                              Balance Sheets

              As of December 31, 2004, and December 31, 2003

                                   ASSETS
                                   ------

                                                 December 31,  December 31,
                                                     2004          2003
                                                 ------------  ------------

CURRENT ASSETS
--------------
 Cash and cash equivalents                       $     5,904   $     1,155
 Available-for-sale-securities                         2,500        15,000
 Deferred tax asset                                    6,315            44
                                                 ------------  ------------
   TOTAL CURRENT ASSETS                               14,719        16,199
                                                 ------------  ------------

FIXED ASSETS, net                                      1,125             -
                                                 ------------  ------------
   TOTAL ASSETS                                  $    15,844   $    16,199
                                                 ============  ============








The accompanying notes are an integral part of these financial statements.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                        Balance Sheets (continued)

              As of December 31, 2004, and December 31, 2003


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                 December 31,  December 31,
                                                     2004          2003
                                                 ------------  ------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued liabilities        $     2,726   $         -
 Notes payable and accrued interest (Note 4)           2,816           127
 Taxes payable (Note 5)                                4,528         2,857
 Deferred tax liability                                  394             -
                                                 ------------  ------------
   TOTAL CURRENT LIABILITIES                          10,464         2,984
                                                 ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (Note 6,7 and 8)

 Preferred stock, 20,000,000 shares authorized at,
  $.01 par value;0 shares issued and outstanding           -             -
 Common stock, 100,000,000 shares authorized at
  $.01 par value: 1,000,000 shares issued and
  outstanding, respectively                           10,000        10,000
 Additional paid-in capital                           (9,900)       (9,900)
 Accumulated deficit                                   5,280        13,115
                                                 ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                          5,380        13,215
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    15,844   $    16,199
                                                 ============  ============








The accompanying notes are an integral part of these financial statements.
                                    F-4

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

              Statements of Operations and Comprehensive Loss

                                                    For the year ended
                                               ----------------------------
                                               December 31,   December 31,
                                                    2004           2003
                                               =============  =============

REVENUE                                        $     83,148   $    152,865

OPERATING EXPENSES                                   82,433        134,860
                                               -------------  -------------
   INCOME FROM OPERATIONS                               715         18,005
                                                ------------   ------------

OTHER INCOME (EXPENSES)
-----------------------
 Interest expense                                      (256)             -
 Loss on holding available-for-sale                 (12,500)             -
 Interest income                                          -              3
                                                ------------   ------------
TOTAL OTHER INCOME (EXPENSES)                       (12,756)             3
                                                ------------   ------------
(LOSS) INCOME BEFORE INCOME TAX                     (12,041)        18,008

INCOME TAX EXPENSE                                    4,206         (2,813)
                                                ------------   ------------
NET (LOSS) INCOME                               $    (7,835)   $    15,195
                                                ============   ============
LOSS PER COMMON SHARE - Basic and Diluted
-----------------------------------------
 WEIGHTED AVERAGE COMMON SHARES                   1,000,000      1,000,000



The accompanying notes are an integral part of these financial statements.
                                    F-5

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                     Statements of Stockholders Equity

                                                                                Total
                                                                 Additional    Accumu-      Stock-
                      Preferred Stock           Common Stock        Paid-In      lated    holders'
                        Shares Amount       Shares       Amount     Capital    deficit      Equity
                      -------- ------   ------------  ----------- ----------- ----------  ----------
BALANCE, December
31, 2002                     -      -      1,000,000      $10,000 $   (9,900)    (2,080)      7,920

Net loss for the
year ended December
31, 2003                     -      -              -            -           -     15,915      15,195
                      -------- ------   ------------  ----------- ----------- ----------  ----------
BALANCE December
31, 2003                     -      -      1,000,000       10,000      (9,900)    13,115      13,215

Other comprehensive
income for the
year ended December
31, 2004                     -      -              -            -           -          -           -

Net loss for the
year ended December
31, 2004                     -      -              -            -           -     (7,835)     (7,835)
                      -------- ------   ------------  ----------- ----------- ----------  ----------
BALANCE December
31, 2004                     -      -      1,000,000       10,000      (9,900)     5,280       5,380
                      ======== ======   ============  =========== =========== ==========  ==========




The accompanying notes are an integral part of these financial statements.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.


                         Statements of Cash Flows

                                                               For the Year ended
                                                         ----------------------------
                                                          December 31,   December 31,
                                                              2004           2003
                                                         =============  =============
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                              $     (7,835)  $     15,195
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation expense                                            281              -
  Loss on holding available-for-sale securities                12,500              -
  Receipt of stock for services                                     -        (15,000)
  Increase in deferred tax asset                               (6,271)           (44)
  Increase in accounts payable and accrued liabilities          2,726              -
  Increase in taxes payable                                     1,671          2,857
  Increase in deferred tax liability                              394              -
                                                         -------------  -------------
   NET CASH FLOWS USED BY OPERATING ACTIVITIES                  3,466          3,008
                                                         -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of equipment                                         (1,406)             -
 Payments on related party notes                                2,689         (4,427)
                                                         -------------  -------------
   NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                         1,283         (4,427)
                                                         -------------  -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS            4,749         (1,419)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                1,155          2,574
                                                         -------------  -------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR               $      5,904   $      1,155
                                                         =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
 Interest                                                $          -   $          -
                                                         =============  =============
 Cash paid for taxes                                     $          -   $          -
                                                         =============  =============




The accompanying notes are an integral part of these financial statements.
                                    F-7

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 1 - CORPORATE HISTORY

The Liquid Group fka BDR Showalter, Inc (the "Company") was incorporated under the laws of the State of Nevada on July 14, 1999 as BDR Showalter, Inc. and changed it name to The Liquid Group on January 25, 2005. Through January 28, 2005 the Company was owned and managed by its sole shareholder and director, Jason Daggett. The Company's primary business addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, investor information, client advisory, research and mergers and acquisitions.

The Company's business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company will help clients by creating a network of infrastructure-based associations that take advantage of the Company's expertise in: developing private placement funding sources; strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying and structuring merger and acquisition opportunities. Additionally, the Company will provide credit card consulting services to assist merchants in establishing and maintaining merchant accounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "out-of-pocket" expenses."

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Available-for-sale securities

Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount, if any, to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes as a component of Accumulated Other Comprehensive Income (Loss). Where a permanent impairment in value has been incurred the impairment has been expensed.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.
Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2004 and December 31, 2003, management believes that the carrying amounts of cash and cash equivalents, available-for-sale securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting for Income Taxes

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes " requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At December 31, 2004 and December 31, 2003 the Company had no outstanding dilutive securities.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES CONTINUED

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

NOTE 3 - AVAILABLE-FOR-SALE EQUITY SECURITIES

The Company had $2,500 and $15,000 of available-for-sale equity securities at December 31, 2004 and December 31, 2003. Such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $12,500, and $0, respectively and an aggregate cost basis of $15,000 as of December 31, 2004 and December 31, 2003. In 2004 the unrealized loss was considered permanent in nature and the $12,500 was expensed.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 and 2003, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Investor Relations

Mr. Daggett is a VP and minority non-managing member of Cygni Capital, LLC. During the years ended December 31, 2004 and December 31, 2003, Cygni Capital, LLC paid $2,433 and $127 respectively of expenses on behalf of the Company. With accrued interest of $256 at December 31, 2004, the amounts outstanding on this these notes are $2816 and $127 at December 31, 2004 and 2003 respectively. These notes are accruing interest at 10% per annum and are payable on demand.

The Company provided Investor Relations and Public Relations services to Caneum, Inc. Mr. Daggett is a former Director of Caneum, Inc. The amount invoiced and paid for these services was $25,500 for the year ended December 31, 2004 and $6,000 for the year ended December 31, 2003.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 5 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. The components that comprise deferred tax at December 31, 2004 and 2003 are as follows:

*insert

The actual tax rate differs from the expected tax rate due primarily to the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Managament considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, management has determined that it is "more likely than not" that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will be realized.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 6 - STOCK OPTIONS

On January 15, 2004, the Company's Board of Directors and shareholders adopted the 2004 Stock Option/Stock Issuance Plan (the "Plan"). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares. At December 31, 2004 no options had been granted.

NOTE 7 - COMMON STOCK

Effective January 15, 2005, the Board of Directors approved a resolution to effect a one thousand-for-one split of the Company's issued and outstanding shares of common stock. Each share of common stock issued and outstanding immediately prior to the effective date will be reclassified as and changed into one thousand shares of common stock.

These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

The common stock issued pursuant to the Stock Split will be fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock will not be altered by the Reverse Stock Split, and the common stock will continue to have a par value of $0.001 per share. In addition to the stock split the Company increased the number of authorized shares of common stock to 120,000,000.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                 December 31, 2004, and December 31, 2003

NOTE 8 - FIXED ASSETS

Property and equipment consisted of the following:

                                                               For the Year ended
                                                         ----------------------------
                                                          December 31,   December 31,
                                                              2004           2003
                                                         =============  =============
     Software                                            $       1,406  $           -
       Less accumulated depreciation                             (281)              -
                                                         -------------  -------------
          Total                                          $       1,125              -
                                                         =============  =============

NOTE 9 - SUBSEQUENT EVENTS

On January 15, 2005 the Company raised its authorized share capital from 10,000 to 120,000,000 of which 100,000,000 represent the Common Stock of the Company.

On January 28, 2005 the Company issued 5,375,000 common shares at par value of $.01 per share to 24 individuals.

On February 15, 2005 the Company acquired certain assets from The Liquid Consulting Group, a New York corporation, for $60,000 payable $10,000, in cash in advance, $25,000 (satisfied by issuing 250,000 shares of Common stock at $.10) on singing of the purchase agreement and the balance of $25,000 is to be paid on September 31, 2005.

On March 15, 2005 the Company closed a private round of financing whereby the Company sold 500,000 shares of stock at $.10 per share for net proceeds of $50,000 to a single investor, Trymetris Capital fund I, LLC, and also granted Trymetris Capital Fund I, LLC a 90 day option to acquire an additional 500,000 shares at an exercise price of $.10 per share for net proceeds of $50,000, which option was exercised on April 27, 2005. A further 1,000,000 shares were issued to Trymetris Capital fund I, LLC on June 30, 2005 at an excercise price of $.10 per share; thus, the Company issued a total of 1,500,000 shares for $150,000 to Trymetris Capital Fund I, LLC. Mr. Daggett is a Manager of Trymetris Capital Management, LLC the Manager of Trymetris Capital Fund, I, LLC. However, Mr. Daggett has recused himself from any decision making authority of the investment by Trymetris Capital Fund I, LLC into the Company.

The Company also issued 500,000 shares to Trycera Financial, Inc at a price of $.10 per share. Trycera Financial, Inc. is a customer of the Company and several owners and and advisors of the Company have an indirect financial interest in Trycera Financial, Inc.

                                                       Financial Statements


                                                          THE LIQUID GROUP
                                                  F.K.A. BDR SHOWALTER, INC


                               For the nine months ended September 30, 2005

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                             Table of Contents

         For the period January 1, 2005 through September 30, 2005

                                                                       Page

Financial Statements

Balance Sheets - Assets                                                   2

Balance Sheets - Liabilities and Stockholders' Equity                     3

Statements of Operations and Comprehensive Loss                           4

Statement of Stockholders' Equity                                         5

Statements of Cash Flows                                                  6

Notes to Financial Statements                                             7

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                        Balance Sheets (continued)

              As of September 30, 2005, and December 31, 2004

                                   ASSETS
                                   ------

                                                September 30,  December 31,
                                                     2005          2004
                                                 ------------  ------------

CURRENT ASSETS
--------------
 Cash and cash equivalents                       $   116,847   $     5,904
 Accounts receivable                                   5,850             -
 Available-for-sale-securities                         3,750         2,500
 Interest receivable                                   2,500             -
 Note receivable                                      46,250             -
 Deferred tax asset                                        -         6,315
                                                 ------------  ------------
   TOTAL CURRENT ASSETS                              175,197        14,719
                                                 ------------  ------------

FIXED ASSETS, net                                     30,492         1,125
                                                 ------------  ------------

OTHER ASSETS ,net                                     26,000             -
                                                 ------------  ------------
   TOTAL ASSETS                                  $   231,689   $    15,844
                                                 ============  ============

The accompanying notes are an integral part of these financial statements.
                                    F-2

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                              Balance Sheets

              As of September 30, 2005, and December 31, 2004

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                September 30,  December 31,
                                                     2005          2004
                                                 ------------  ------------
CURRENT LIABILITIES
-------------------
 Accounts payable and accrued liabilities        $    16,453   $     2,726
 Notes payable and accrued interest (Note 4)          25,000         2,816
 Taxes payable (Note 5)                                    -         4,528
 Deferred tax liability                                  345           394
                                                 ------------  ------------
   TOTAL CURRENT LIABILITIES                          41,798        10,464
                                                 ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 4)


STOCKHOLDERS' EQUITY (Note 6,7 and 8)

 Preferred stock, 20,000,000 shares authorized,
  0 shares issued and outstanding                          -             -
 Common stock, 100,000,000 shares authorized at
  $.01 par value: 9,312,500 and 1,000,000 shares
  issued and outstanding, respectively                93,125        10,000
 Additional paid in capital                          323,225        (9,900)
 Retained earnings                                  (226,459)        5,280
                                                 ------------  ------------
   TOTAL STOCKHOLDERS' EQUITY                        189,891         5,380
                                                 ------------  ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   231,689   $    15,844
                                                 ============  ============



The accompanying notes are an integral part of these financial statements.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

              Statements of Operations and Comprehensive Loss
                                (Unaudited)

                                                 For the nine months ended
                                               ----------------------------
                                               September 30,  September 30,
                                                    2005           2004
                                               =============  =============

REVENUE                                        $    119,465   $     83,148

OPERATING EXPENSES                                  347,484         71,714
                                               -------------  -------------
   INCOME FROM OPERATIONS                          (228,019)        11,434
                                               -------------  -------------

OTHER INCOME (EXPENSES)
-----------------------
 Loss on holding available-for-sale securities            -              -
 Interest income                                      2,546              -
 Interest expense                                         -              -
                                               -------------  -------------
TOTAL OTHER INCOME (EXPENSES)                         2,546              -
                                               -------------  -------------
(LOSS) INCOME BEFORE INCOME TAX                    (225,473)        11,434

INCOME TAX EXPENSE                                   (6,266)             -
                                               -------------  -------------
NET (LOSS) INCOME                              $   (231,739)  $     11,434
                                               =============  =============
LOSS PER COMMON SHARE - Basic and Diluted
-----------------------------------------
 WEIGHTED AVERAGE COMMON SHARES                   7,409,112      1,000,000






The accompanying notes are an integral part of these financial statements.
                                    F-4

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                    Statements of Stockholders' Equity
        For the period January 1, 2003, through September 30, 2005

                                                               Accumulated
                                                                     other    Total
                                                     Additional     Accumu-   Compre-     Stock-
                  Preferred Stock      Common Stock     Paid-In      lated    hensive     holders'
                    Shares Amount   Shares    Amount    Capital      deficit    loss      Equity
                    ------ ------ ----------  --------  ---------  ---------- --------- ---------
BALANCE, January
1, 2003                  -      -     10,000   $   100   $      -   $  (2,080)        -   $(1,980)

Forward split            -      -    990,000     9,900     (9,900)          -         -         -

Net loss for the
year ended
December 31, 2003        -      -          -         -          -      15,915         -    15,195
                    ------ ------ ----------  --------  ---------  ---------- --------- ---------
BALANCE December
31, 2003                 -      -  1,000,000    10,000    (9,900)      13,115         -    13,215

Other comprehensive
income for the year
ended December 31,
2004                     -      -          -         -          -           -         -         -

Net loss for the
year ended December
31, 2004                 -      -          -         -          -     (7,835)         -   (7,835)
                    ------ ------ ----------  --------  ---------  ---------- --------- ---------
BALANCE December
31, 2004                 -      -  1,000,000    10,000    (9,900)      5,280         -     5,380

Shares issued for
services at $.01
per share                -      -  1,625,000    16,250          -           -         -    16,250

Shares issued in
connection with a
private placement
at $.10 per share        -      -  3,750,000    37,500          -           -         -    37,500

Shares issued in
connection with a
private placement
at $.10 per share        -      -  2,000,000    20,000    180,000           -         -   200,000

Shares issued at
$.10 per share in
connection with
asset purchase from
Liquid Consulting
Group, Inc.              -      -    250,000     2,500     22,500           -         -    25,000

Shares issued in
connection with a
private placement
at $.20 per share        -      -    687,500     6,875    130,625           -         -   137,500

Net loss for the
nine months ended
September 30, 2005       -      -          -         -          -    (231,739)        -  (231,739)
                    ------ ------ ----------  --------  ---------  ---------- --------- ---------
BALANCE September
30, 2005
(Unaudited)         $    - $    - 9,312,500   $93,125   $323,225   $(226,459) $      -  $ 189,891
                    ====== ====== ==========  ========  =========  ========== ========= =========



The accompanying notes are an integral part of these financial statements.
                                    F-5

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.

                         Statements of Cash Flows
                                (Unaudited)

                                                          For the Nine Months ended
                                                         ----------------------------
                                                         September 30,  September 30,
                                                              2005           2004
                                                         =============  =============
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                              $   (231,739)  $     11,434
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization expense                         8,282              -
  Issue of shares for services                                 53,750              -
  Decrease in deferred tax asset                                6,315              -
  Increase in accounts receivable                              (5,850)             -
  Increase in interest receivable                              (2,500)             -
  Increase in accounts payable and accrued liabilities         35,911              -
  Decrease in taxes payable                                    (4,528)             -
  Increase in deferred tax liability                              (49)             -
                                                         -------------  -------------
   NET CASH FLOWS USED BY OPERATING ACTIVITIES               (140,408)        11,434
                                                         -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Purchase of fixed and other assets                           (38,649)             -
 Proceeds from available-for-sale securities                    2,500              -
 Cash paid for note receivable                                (50,000)             -
                                                         -------------  -------------
   NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                                       (86,149)             -
                                                         -------------  -------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS          110,943         11,434

CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                5,904          1,355
                                                         -------------  -------------
CASH AND CASH EQUIVALENTS, END OF THE YEAR               $    116,847   $     12,789
                                                         =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
 Interest                                                $          -   $          -
                                                         =============  =============
 Cash paid for taxes                                     $      4,528   $          -
                                                         =============  =============
 Common stock issued for services                        $     53,750   $          -
                                                         =============  =============
 Common stock issued for assets - 250,000 shares         $     25,000   $          -
                                                         =============  =============

The accompanying notes are an integral part of these financial statements.
                                    F-6

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005

NOTE 1 - CORPORATE HISTORY

The Liquid Group fka BDR Showalter, Inc (the "Company") was incorporated under the laws of the State of Nevada on July 14, 1999 as BDR Showalter, Inc. and changed it name to The Liquid Group on January 25, 2005. Through January 28, 2005 the Company was owned and managed by its sole shareholder and director, Jason Daggett. The Company's primary business addresses the financial needs of high net worth individuals and small institutions with a focus in the areas of early stage funding, investor information, client advisory, research and mergers and acquisitions.

The Company's business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company will help clients by creating a network of infrastructure-based associations that take advantage of the Company's expertise in: developing private placement funding sources; strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying and structuring merger and acquisition opportunities. Additionally, the Company will provide credit card consulting services to assist merchants in establishing and maintaining merchant accounts.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of Reimbursements Received for "out-of-pocket" expenses."

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Available-for-sale securities

Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value, net of a market discount, if any, to reflect any restrictions on transferability. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes as a component of Accumulated Other Comprehensive Income (Loss). Where a permanent impairment in value has been incurred the impairment has been expensed.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments.
Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At September 30, 2005 and December 31, 2004, management believes that the carrying amounts of cash and cash equivalents, available-for-sale securities and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting for Income Taxes

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes " requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At September 30, 2005 and December 31, 2004 the Company had no outstanding dilutive securities.

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

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005

NOTE 3 - AVAILABLE-FOR-SALE EQUITY SECURITIES

The Company had $3,750 and $2,500 of available-for-sale equity securities at September 30, 2005 and December 31, 2004. Such values were determined based on quoted market prices. These equity securities had an aggregate unrealized loss of $0, and $12,500, respectively and an aggregate cost basis of $3,750 and $15,000 as of September 30, 2005 and December 31, 2004. In 2004 the unrealized loss was considered permanent in nature and the $12,500 was expensed.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005 and 2004, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Business Development and Corporate Finance

The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company to perform business development and corporate finance services. These services include, but are not limited to strategic alliances, corporate organization and structure, private and public equity and debt financing, capital sources and transactions and other services related to maximizing shareholder value. The current agreement was for six months commencing in March 2005 and is currently on a month to month basis. The amount paid under this agreement was $31,500 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

The Company provided Investor Relations and Public Relations services to Caneum, Inc. Mr. Daggett is a former Director of Caneum, Inc. The amount invoiced and for these services was $81,700 and $0 for the nine months ended September 30, 2005 and September 30, 2004 respectively.

NOTE 5 - INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. The components that comprise deferred tax at September 30, 2005 and December 31, 2004 are as follows:

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005

                                                    2005        2004
                                               ============ ============
Deferred tax liability:

Depreciation                                   $        345 $        394
                                               ------------ ------------
Deferred tax liability                         $        345 $        394
                                               ============ ============
Deferred tax assets:

Accounts payable and accrued expenses                     -        1,940
Available-for-sale-securities                             -        4,375
                                               ------------ ------------
Deferred tax liability                         $          - $      6,315
                                               ============ ============


The actual tax rate differs from the expected tax rate due primarily to the change in the valuation allowance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Managament considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, management has determined that it is "more likely than not" that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will be realized.

NOTE 6 - STOCK OPTIONS

On January 15, 2004, the Company's Board of Directors and shareholders adopted the 2004 Stock Option/Stock Issuance Plan (the "Plan"). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

There are 3,000,000 shares of common stock authorized for nonstatutory and incentive stock options and stock grants under the Plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.

The purchase price under each option is established by the plan administrator. Additionally, the plan administrator will fix the terms of each option, but no option can be granted for a term in excess of 10 years. Stock issued under the Plan may vest immediately or upon terms established by the plan administrator, provided that at least 20 percent of the total shares subject to a vesting schedule will fully vest in each calendar year on the anniversary date of the issuance of the shares. At September 30, 2005 and December 31, 2004, no options had been granted.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005

NOTE 7 - COMMON STOCK

Effective January 15, 2005, the Board of Directors approved a resolution to effect a one thousand-for-one split of the Company's issued and outstanding shares of common stock. Each share of common stock issued and outstanding immediately prior to the effective date will be reclassified as and changed into one thousand shares of common stock. These financial statements have been retroactively restated to reflect the stock split at December 31, 2004.

The common stock issued pursuant to the Stock Split will be fully paid and non-assessable. The respective relative voting rights and other rights that accompany the common stock will not be altered by the Reverse Stock Split, and the common stock will continue to have a par value of $0.001 per share. In addition to the stock split the Company increased the number of authorized shares of common stock to 120,000,000.

On January 15, 2005, the Company raised its authorized share capital from 10,000 to 120,000,000 of which 100,000,000 represent the Common Stock of the Company.

On January 28, 2005, the Company issued 1,625,000 common shares at par value of $.01 per share to 19 individuals as founders.

On January 28, 2005, the Company issued 2,750,000 common shares at par value of $.01 per share to individuals in connection with the retention of their services as employees of the Company

On February 15, 2005, the Company acquired certain assets from The Liquid Consulting Group, a New York corporation, for $60,000 payable $10,000, cash in advance, $25,000 (satisfied by issuing 250,000 shares of Common stock at $.10) on signing of the purchase agreement and the balance of $25,000 is to be paid on September 31, 2005.

On March 15, 2005, the Company closed a private round of financing whereby the Company sold 500,000 shares of stock at $.10 per share for net proceeds of $50,000 to a single investor, Trymetris Capital fund I, LLC, and also granted Trymetris Capital Fund I, LLC a 90 day option to acquire an additional 500,000 shares at an exercise price of $.10 per share for net proceeds of $50,000, which option was exercised on April 27, 2005. A further 1,000,000 shares were issued to Trymetris Capital fund I, LLC on June 30, 2005 at an excercise price of $.10 per share; thus, the Company issued a total of 1,500,000 shares for $150,000 to Trymetris Capital Fund I, LLC. Mr. Daggett is a Manager of Trymetris Capital Management, LLC the Manager of Trymetris Capital Fund, I, LLC. However, Mr. Daggett has recused himself from any decision making authority of the investment by Trymetris Capital Fund I, LLC into the Company.

The Company also issued 687,500 shares in a private placement at $.20 per share.

                             THE LIQUID GROUP
                        F.K.A. BDR SHOWALTER, INC.
                       Notes to Financial Statements
                            September 30, 2005


NOTE 8 - FIXED ASSETS

Property and equipment consisted of the following:

                                                          For the nine     For the
                                                          months ended    year ended
                                                         -------------- -------------
                                                          September 30,   December 31,
                                                              2005           2004
                                                         =============  =============
     Furniture & equipment                               $      20,055  $           -
     Software                                                   15,000          1,406
                                                         -------------  -------------
          Subtotal                                              35,055          1,406
       Less accumulated depreciation                           (4,563)          (281)
                                                         -------------  -------------
          Total                                          $      30,492  $       1,125
                                                         =============  =============


NOTE 9 - SUBSEQUENT EVENT

Effective November 14, 2005, pursuant to the Agreement and Plan of Merger between the Company, Mezzanine Investment Corporation (hereinafter "Mezzanine"), and Mezzanine Acquisitions Corp., a corporation established for purposes of executing the Merger ("NEWCO"), the Company merged with NEWCO and became the surviving corporation (the "Merger").

Pursuant to the Merger Agreement and as a result of the Merger, each share of the Company's common stock outstanding at the effective time of the Merger was converted into the right to receive one share of Mezzanine common stock, par value $0.001 per share (the "Exchange Ratio"). The Exchange Ratio was determined in accordance with the terms of the Merger Agreement. As a result of the Merger, stockholders of the Company received an aggregate number of shares of Mezzanine common stock representing approximately 82.9% of the total number shares outstanding after the Merger. Since the stockholders of the Company received the majority of the voting shares of Mezzanine, and the board of directors and management of Mezzanine are controlled by members of the board of directors and management of the Company, the merger will be accounted for as a reverse acquisition whereby the Company was the acquirer and Mezzanine was the acquiree for accounting purposes. Hence, for accounting purposes no goodwill is recorded.

                            THE LIQUID GROUP
                     (FORMERLY BDR SHOWALTER, INC.)
                   PRO FORMA FINANCIAL STATEMENTS

                            THE LIQUID GROUP
                     (FORMERLY BDR SHOWALTER, INC.)
                        PRO FORMA BALANCE SHEETS
                               (UNAUDITED)
                         AS OF SEPTEMBER 30, 2005

                                  ASSETS
                                                         Mezzanine       The Liquid        Pro forma        Pro forma
                                                        Investments         Group         Adjustments         Total
                                                       -------------    -------------    -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                            $        -       $     116,847    $                $     116,847
  Accounts receivable                                           -               5,850                             5,850
  Interest receivable                                           -               2,500                             2,500
  Available-for-sale equity securities                          -               3,750                             3,750
  Note receivable                                               -              46,250                            46,250
                                                        ------------     ------------     ------------     ------------
     TOTAL CURRENT ASSETS                                       -             175,197             -             175,197

FIXED ASSETS
  Total assets                                                  -              35,055                            35,055
  Accumulated depreciation                                      -              (4,563)                           (4,563)
                                                        ------------     ------------     ------------     ------------
     TOTAL FIXED ASSETS                                         -              30,492             -              30,492

OTHER ASSETS
  Capitalized customer contracts/relationships                  -              30,000                            30,000
  Accumulated amortization                                    (4,000)            -                               (4,000)
                                                        ------------     ------------     ------------     ------------
     TOTAL OTHER ASSETS                                         -              26,000             -              26,000
                                                        ------------     ------------     ------------     ------------
          TOTAL ASSETS                                 $        -             231,689             -       $     231,689
                                                        ============     ============     ============     ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                    16,943           16,453             -              33,396
  Notes payable and accrued interest                            -              25,000             -              25,000
  Deferred tax                                                  -                 345             -                 345
                                                        ------------     ------------     ------------     ------------
     TOTAL CURRENT LIABILITIES                                16,943           41,798             -              58,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized at
    $.01 par value; zero issued and outstanding                 -                -                  -              -
  Common stock, 100,000,000 shares authorized at
    $.01 par value; 9,312,500 issued and outstanding            -              93,125          (93,125) {a}        -
  Common stock, 100,000,000 shares authorized at
    $.001 par value: 1,920,948 issued and outstanding          1,921             -               9,313  {a}      11,234
  Additional paid in capital                                  88,083          323,225          (23,135) {a}     388,173
  Accumulated (deficit) earnings                            (106,947)        (226,459)         106,947  {a}    (226,459)
                                                        ------------     ------------     ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                              (16,943)         189,891             -             172,948
                                                        ------------     ------------     ------------     ------------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                              $        -       $     231,689    $        -       $     231,689
                                                        ============     ============     ============     ============


{a}  The adjustments to common stock, paid-in capital, and accumulated deficit is a result of The Liquid Group, formerly Mezzanine Investment Corporation, acquisition and offerings are as follows:

          Common Stock-Liquid Group             93,125
          APIC-Liquid Group                    323,225
             Common Stock-Mezzanine                           8,456
             APIC-Mezzanine                                 300,947
             Accumulated Deficit-Mezzanine                  106,947
                                              --------     --------
                                               416,350      416,350

                                              ========     ========


                            THE LIQUID GROUP
                     (FORMERLY BDR SHOWALTER, INC.)
                   PRO FORMA STATEMENTS OF OPERATIONS
                FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2005
                              (UNAUDITED)

                                                    Mezzanine       The Liquid        Pro forma        Pro forma
                                                   Investments         Group         Adjustments         Total
                                                  -------------    -------------    -------------    -------------
REVENUE                                           $        -       $     119,465    $        -       $     119,465

OPERATING EXPENSES                                       23,722          347,484             -             371,206
                                                   ------------     ------------     ------------     ------------
     LOSS FROM OPERATIONS                               (23,722)        (228,019)            -            (251,741)

OTHER INCOME (EXPENSE)
  Interest income                                          -               2,546                             2,546
  Interest expense                                         (954)            -                                 (954)
                                                   ------------     ------------     ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                          (954)           2,546             -               1,592
                                                   ------------     ------------     ------------     ------------
     LOSS BEFORE INCOME TAX                             (24,676)        (225,473)            -            (250,149)

     INCOME TAX EXPENSE                                    -              (6,266)                           (6,266)
                                                   ------------     ------------     ------------     ------------
          NET LOSS                                      (24,676)        (231,739)            -            (256,415)
                                                   ============     ============     ============     ============

LOSS PER COMMON SHARE                                    (0.01)           (0.03)                            (0.02)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
 WEIGHTED AVERAGE COMMON SHARES                       1,920,948        7,409,112                        11,323,530

                            THE LIQUID GROUP
                     (FORMERLY BDR SHOWALTER, INC.)
                   PRO FORMA STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 2004
                              (UNAUDITED)

                                                    Mezzanine       The Liquid        Pro forma        Pro forma
                                                   Investments         Group         Adjustments         Total
                                                  -------------    -------------    -------------    -------------
REVENUE                                           $        -       $      83,148    $                $      83,148

OPERATING EXPENSES                                       10,883           82,633                            93,516
                                                   ------------     ------------     ------------     ------------
     LOSS FROM OPERATIONS                               (10,883)             515             -             (10,368)

OTHER INCOME (EXPENSE)
  Other income                                              409             -                                  409
  Loss on holding available-for sale securities            -             (12,500)                          (12,500)
  Interest income                                           350             -                                  350
  Interest expense                                       (2,440)            (256)                           (2,696)
                                                   ------------     ------------     ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                        (1,681)         (12,756)            -             (14,437)
                                                   ------------     ------------     ------------     ------------
     LOSS BEFORE INCOME TAX                             (12,564)         (12,241)            -             (24,805)

     INCOME TAX (EXPENSE) BENEFIT                          -               4,206                             4,206
                                                   ------------     ------------     ------------     ------------
          NET LOSS                                      (12,564)          (8,035)            -             (20,599)
                                                   ============     ============     ============     ============


LOSS PER COMMON SHARE                                    (0.10)           (0.01)                            (0.00)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
 WEIGHTED AVERAGE COMMON SHARES                         120,000          961,644                        11,323,530

                              The Liquid Group
                (formerly Mezzanine Investment Corporation)
            Notes to Pro Forma Consolidated Financial Statements
                       September 30, 2005 (Unaudited)

NOTE 1   BASIS OF PRESENTATION

The unaudited pro forma consolidated financial statements give effect to the reverse merger of Mezzanine Investment Corporation ("Mezzanine") completed with an effective date of November 14, 2005, by The Liquid Group
("LIQUID") (formerly BDR Showalter).  See note 2   Reverse Merger.  The
unaudited pro forma consolidated financial statements have been prepared by management using the accounting principles disclosed in the consolidated financial statements of LIQUID for the years ended December 31, 2004 as if the transaction described in note 2 had occurred on January 1, 2004 with respect to the pro forma consolidated statement of operations for the year ended December 31, 2004; January 1, 2005 with respect to the pro forma consolidated statement of operations for the nine-month period ended September 30, 2005; and September 30, 2005 with respect to the consolidated balance sheet as of September 30, 2005.

The unaudited pro forma consolidated balance sheet as of September 30, 2005 and the statement of operations for the six-month period ended September 30, 2005 are based on the following:

     a) the unaudited interim consolidated financial statements of LIQUID for the nine-month period ended September 30, 2005; and

     b) the undaudited financial statements of MEZZANINE for the nine-month period ended September 30, 2005.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2004 is based on the following:

     c) the audited consolidated financial statements of LIQUID for the year ended December 31, 2004; and

     d) the audited financial statements of MEZZANINE for the year ended December 31, 2004.

The unaudited pro forma consolidated balance sheet and statements of operations are not necessarily indicative of the results of operations that would have been realized for the periods presented, nor do they purport to project the results of operations of LIQUID for any future periods. The statements of operations do not include expected benefits and cost savings, if any, that may arise from the reverse merger.

The unaudited pro forma consolidated financial statements should be read in conjunction with the consolidated financial statements of LIQUID as at and for the year ended December 31, 2004, the interim unaudited consolidated financial statements of LIQUID for the nine-month period ended September 30, 2005, the audited financial statements of MEZZANINE as at and for the year ended December 31, 2004 and the interim unaudited financial statements of MEZZANINE for the nine-month period ended September 30, 2005.

NOTE 2   REVERSE ACQUISITION

On November 14, 2005, LIQUID consummated a Share Exchange with MEZZANINE pursuant to which MEZZANINE issued 9,312,500 shares of its $.001 par value common stock in exchange for each issued common share of LIQUID held by its shareholders. As the number of shares issued in the Share Exchange by MEZZANINE to the shareholders in LIQUID represented 100% of the outstanding common stock of MEZZANINE after issuance, the transaction has been accounted for as a reverse merger of MEZZANINE by the shareholders of LIQUID.

NOTE 3   PRO FORMA ADJUSTMENTS

     a) the reverse merger of MEZZANINE by LIQUID, as described in note 2, pursuant to which MEZZANINE issued 9,312,500 shares of common stock in exchange for all of the issued shares of common stock of LIQUID. This has been accounted for as a reverse merger of MEZZANINE by LIQUID, which results in the elimination of the common stockholders' equity of MEZZANINE, including common stock at par value, additional paid in capital and accumulated deficit at the balance sheet date.

     There are no pro forma adjustments for the statement of operations.



Management's Discussion and Analysis of Financial Condition

     Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, we help client companies by uncovering private placement funding sources, strategic business planning, SEC registration documentation, transactional document preparation, restructuring capital information, and identifying merger and acquisition opportunities.

     Our clients may (i) seek our financial consulting services, (ii) choose to be acquired by the "blank check" shell companies that we have an interest in, or retain us to find a merger candidate.

     We employ several methods to locate prospective clients. We advertise directly through our website to attract both private and public corporations to engage our services, obtain referrals from previous clients and do our own research of various databases that profile public companies.

     We charge clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain Liquid Group's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs our cash flow, and for this reason acceptable payments and the size of payments we charge for our services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

     Revenues
     --------

     For the nine months ended September 30, 2005, we generated $119,465 in revenue from financial consulting operations compared to $83,148 for the nine months ended September 30, 2004. On a yearly basis we recorded $83,148 in revenues for the year ended December 31, 2004, as compared to $152,865 for the prior year ended December 31, 2003. The volatility in revenue was due primarily to the amount of time and effort devoted to Liquid Group by its president Mr. Daggett, who had several other business interests materialize in calendar 2004, including serving as a director and chairman of the compensation committee for Caneum, Inc. through August, 2004 and several other private ventures. Mr. Daggett has since relinquished his directorship at Caneum, now serves only on the Caneum Advisory Board, and we anticipate that the increased focus of Mr. Daggett will lead to an increase in consulting activity and fee generation. With the increased focus of Mr. Daggett and the addition of additional personnel and resources, we feel that we are in position to grow Mezzanine's business. The extent of the increased business can not be estimated at this time.

     Operating Profit
     ----------------

     We recorded an operating loss of $228,019 for the nine months ended September 30, 2005 versus an operating profit of $11,434 for the comparative period ended September 30, 2004. This is due to the additional costs associated with the retention of key employees and consultants and the incurrence of legal and professional fees as the Company establishes a board and takes the first steps to go public. The major expense categories are consulting fees, travel and entertainment and automobile expenses.

     We recorded an operating profit of $715 for the year ended December 31, 2004, as compared to an operating profit of $18,005 for the year ended December 31, 2003. The volatility in expenses and hence operating profit is related to the sales volume and the amount and nature of the time spent on the business by its president. The major expense categories are consulting fees, travel and entertainment and automobile expenses

     We expect our overhead to increase as we retain personnel to assist in the administration of our affairs and to improve the nature and timing of management and information. In addition, we expect to incur increased facility expenses, professional and consulting fees as we move our office to Newport Beach and comply with SEC regulations and filings.

     Other Income and Expenses
     -------------------------

     For the nine months ended September 30, 2005, the Company generated $2,546 in other income resulting from interest on a note receivable. There was no "other income or expense" for the comparative period. Other expenses for the year ended December 31, 2004, were $12,756, as compared with other income of $3 for the prior year. $12,500 of the other expenses related to the loss on holding of available for sale securities.

     Net (loss) incomes
     ------------------

     We experienced a net loss of $231,739 for the nine months ended September 30, 2005, compared to a net income of $11,434 for the nine months ended September 30, 2005, the loss is largely due to retention of key employees and consultants and the incurrence of legal and professional fees as the Company established a board and took the first steps to going public. We experienced a net loss of $7,835 for the year ended December 31, 2004, as compared with net income of $15,195 for the prior year.

     Capital Resources and Liquidity
     -------------------------------

     As of September 30, 2005, working capital had increased to $133,399. The increase in working capital was primarily attributable to the raising of $337,500 in a private placement of common stock. The balance of these funds were used to purchase fixed assets and fund operations. Our working capital was $4,255 and $13,215, at December 31, 2004 and 2003, respectively.

     Cash flow utilized by operations for the nine months ended September 30, 2005, was $140,408 compared to cash flows provided by operations of $11,434 during the comparative period ended September 30, 2004. This change resulted from the additional operating expenses incurred as the Company retained key employees and incurred additional legal and professional fees. Cash flow provided by operations was $3,466 for the year ended December 31, 2004, compared to cash flow provided by operations of $3,008 for the year ended December 31, 2003. The amount of cash flows provided by operating activities for the year ended December 31, 2003, is primarily attributable to the costs and revenue from our consulting operations.

     In cases where we receive customers stock as payment this has been included at the value we could sell this stock for on the open market and has been considered operational in nature.

     Capital Expenditures
     --------------------

     We will invest in fixed assets to the extent that we consider necessary. At present, the anticipated need relates to computers and communications to enable consulting projects to be effectively executed and to allow for the communications of our staff and customers. At present no budget has been established for this purpose.

     Income Tax Expense
     ------------------

     We recorded an income tax benefit of $6,266 for the nine months ended September 30, 2005. At September 30, 2005, we have no deferred tax assets and approximately $345 of deferred tax liabilities resulting from accelerated tax depreciation over book depreciation. As of December 31, 2004 we had no remaining loss carry-forwards. We incurred income tax benefit of $4,206 and income tax expense of $2,813 for the years ended December 31, 2004 and 2003, respectively

     Off-Balance Sheet Arrangements
     ------------------------------

     During the twelve months ended December 31, 2004, and the nine months ended September 30, 2005, Liquid Group did not engage in any off-balance sheet arrangements.