Form 10KSB
period 2005-12-31
LIQUID GROUP, INC.
filed 2006-04-18
CIK 1097588

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2005

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

                      Commission File Number: 000-27827

                            THE LIQUID GROUP, INC.
              (Exact name of Registrant as specified in charter)

NEVADA                                            33-0874810
State or other jurisdiction of                    I.R.S. Employer I.D. No.
incorporation or organization

4080 PARADISE ROAD, SUITE 15-168, LAS VEGAS, NV             89706
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:  (702) 204-7792

170 Newport Center Drive, Suite 220, Newport Beach, CA   92660
(Former Address, if Changed Since Last Report)

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

Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   [ ]

State issuer's revenues for its most recent fiscal year:  $235,362

The aggregate market value of the voting stock held by non-affiliates of the registrant (5,941,781 shares) as of April 10, 2006, was $1,188,356, computed by reference to the price at which the stock was last sold by the registrant. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by using the closing sale price has been indeterminable within the past 60 days since there was no public market for the stock during that period.

At April 10, 2006, there were 11,483,448 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

PART I                                                                      4

  ITEM 1.  DESCRIPTION OF BUSINESS                                          4
  ITEM 2.  DESCRIPTION OF PROPERTY                                          7
  ITEM 3.  LEGAL PROCEEDINGS                                                7
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7

PART II                                                                     8

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         8
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9
  ITEM 7.  FINANCIAL STATEMENTS                                            11
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                   11
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES                                         11
  ITEM 8B. OTHER INFORMATION                                               12

PART III                                                                   12

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; 12 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION                                          15
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT 16 AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  19
  ITEM 13. EXHIBITS                                                        21
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                          22

SIGNATURES                                                                 23

                                    PART I

                       ITEM 1.  DESCRIPTION OF BUSINESS

Background and Overview

     Our company was incorporated under the laws of the State of Nevada on August 19, 1999, but had conducted no business activities from its inception until the completion of the acquisition of The Liquid Group, Inc. on November 14, 2005. As a result of the closing of the acquisition transaction, The Liquid Group, Inc. became a wholly owned subsidiary of our company. On March 23, 2006, we merged The Liquid Group, Inc. into our company and changed the name of our company to The Liquid Group, Inc. Hereinafter, this former subsidiary is referred to as Liquid Group.

     On July 13, 2005, shareholders owning a majority of the outstanding shares of the Liquid Group approved a reverse triangular merger agreement between and among Liquid Group, our company, and Mezzanine Acquisitions Corporation, a wholly owned subsidiary of our company formed solely for the purpose of the triangular merger transaction. The merger agreement was executed by the parties on August 22, 2005. It provided for the merger of our newly formed subsidiary into Liquid Group and the issuance of our shares for all of the outstanding shares of Liquid Group. The merger was effective and the closing of the Merger Agreement was held on November 14, 2005.

     At the effective time of the merger, we issued 9,312,500 shares on a pro-rata basis to the shareholders of Liquid Group and the shareholders of Liquid Group owned approximately 83% of our outstanding shares. Each of the shareholders of Liquid Group who received our shares in the merger transaction was also granted the right to include those shares in the next available registration statement filed by us which permits the inclusion of selling security holders. At the time of the closing of the merger agreement, Eric Bronk, the sole director, and all of the officers resigned and the following persons were appointed to the positions with our company as set forth below:

          Name                     Position(s)
          ----                     -----------
          Jason Daggett            Director, President, and CEO
          Charles J. Peters        Director
          Mark Rogers              Director
          Stephen G. Murphy        Treasurer and CFO

     Management believes that the control of our company changed from Eric Bronk, our prior sole director, to the current management of the company by virtue of their control of management of our company and their stock ownership in the company as a result of the merger transaction.

Background of Liquid Group

     Liquid Group was incorporated under the laws of the State of Nevada on July 14, 1999 as BDR Showalter, Inc. and changed its name to The Liquid Group, Inc. on January 27, 2005. Through January 28, 2005, Liquid Group was owned and managed by its sole shareholder and director at the time, Jason Daggett.

     On March 1, 2005, Liquid Group entered into an Asset Purchase Agreement with The Liquid Consulting Group, Inc., a New York corporation, and its sole shareholder, Brett Pojunis, to acquire the business assets of Liquid Consulting Group. Liquid Consulting Group had been in the business of distributing financial products and services, including investor relations services and public relations services. The assets of the business acquired by Liquid Group included the rights under leases of equipment and licenses of intellectual property used by Liquid Consulting Group in its business. It also included computer hardware and computer data, peripherals and accessories, a telephone system, and other office equipment and furniture. Also included were the corporate name, copyrights, customer lists, domain names, URL addresses, transferable permits and licenses, and other intellectual property. The purchase price of the assets was $10,000 and 500,000 shares of common stock of Liquid Group.

Business Operations

     With the acquisition of Liquid Group, we have commenced operations as a business consulting firm and provide a variety of financial, mergers & acquisitions, investor and public relations, and credit card merchant, consulting services to a our clients. Our business model is to continue to provide these services to start-up and existing public companies. Specifically, we assist client companies by developing private placement funding structures, furnishing strategic business planning, providing advise relating to regulatory documentation and filings, offering consulting services related to corporate restructuring, and identifying and structuring merger and acquisition opportunities.

     We employ several methods to locate prospective clients. Principally, we rely on contacts generated by our management. We also obtain referrals from previous clients and do our own research of various databases that profile public and private companies.

     We charge clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain our services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs our cash flow, and for this reason acceptable payments and the size of payments we charge for our services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format.

     We intend to seek quotation of our common stock on the OTC Bulletin Board. In connection with the application for quotation of our common stock on the OTC Bulletin Board, management intends to seek a broker-dealer to become the initial market maker for our common stock and to submit the application to the OTC Bulletin Board. There have been no preliminary discussions or understandings between us, or anyone acting on our behalf, and any market maker regarding such application or the participation of any such market maker in the future trading market for our common stock. Management intends to contact broker-dealers who make markets in Bulletin Board companies until one agrees to make the application. There is no assurance that we will be successful in locating such a broker-dealer, or that the application, if submitted, would be approved.

Business Acquisition Strategy

     Our business objective is to continue to expand our current financial consulting operations, and to opportunistically grow through acquisition of small mid-tier financial consulting firms in the United States.

     We believe that acquired, and/or affiliated, companies may enable us to expand our geographic presence, enter new service areas and expand our revenue base, with a particular focus on consolidating the mid-tier financial services segment. We have unrestricted discretion in seeking and participating in a business opportunity. We currently have no target company for such an acquisition.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources available to us, it may be difficult to find good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity based on management's business judgment. We have not begun negotiations with any potential business ventures.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community, attorneys, and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals. Our directors and executive officer have not used any particular consultants, advisors or finders on a regular basis to locate potential business opportunities.

     The possibility exists that we may acquire or merge with a business or company in which our executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Our current policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

Competition

     Management believes we compete with other companies offering financial media or business services. Specific companies include FinancialContent, Inc., Financial Media Group, TheStreet.com, Dow Jones Co., Inc., Media General and StockGroup Info Sys. Management believes we will be able to successfully compete with these and other entities because of our management and consultants' relationships with potential clients.

     In connection with any proposed acquisition target, we will likely be in competition with other business entities, many of which are expected to have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful in operating any business which we may acquire.

Employees

     At April 10, 2006, we had three employees, none of whom were full-time. We also had consulting arrangements with Mr. Peters, a director, and with Cygni Capital LLC. Cygni Capital provides advice and consultation to management regarding general business and corporate finance issues and planning. Mr. Bronk, our prior sole director and a former executive officer, is the president and sole managing member of Cygni Capital.


                       ITEM 2.  DESCRIPTION OF PROPERTY

     Cygni Capital LLC, a corporation affiliated with Eric Chess Bronk, one of our shareholders, provides administrative services to us at Cygni's offices located at 170 Newport Center Drive, Suite 220, Newport Beach, California. Cygni also provides, at no additional cost, an office for use by Jason Daggett, our president.


                          ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are reportable pursuant to this item.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

                                   PART II

                    ITEM 5.  MARKET FOR COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. We plan to apply to the OTC Bulletin Board for quotation of our common stock, but there is no assurance when, or if, such application will be approved.

     At April 10, 2006, we had no shares of our common stock which were subject to outstanding options or warrants, or were subject to outstanding securities convertible into our common stock. In connection with the acquisition of our former subsidiary, The Liquid Group, Inc., which closed on November 14, 2005, we agreed to register certain of the shares issued by us to the shareholders of that entity. We have also agreed to register for resale all of the outstanding shares held by our shareholders prior to the closing of that transaction.

Holders

     At April 10, 2006, we had 73 shareholders of record as reported to us by our transfer agent. The Company has appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as transfer agent.

Dividend Policy

     Since our inception we have not paid any cash dividends on our common stock and we do not anticipate that we will pay dividends in the foreseeable future.

Sales of Unregistered Securities

     Since the year ended December 31, 2005, the following securities were sold by us without registering the securities under the Securities Act:

  * Pursuant to the terms of the Agreement of Merger between the Company and our former subsidiary, The Liquid Group, we assumed the obligation to issue 250,000 shares of common stock to Brett Pojunis for the final payment for purchase of assets from Mr. Pojunis. The shares were issued in the first quarter without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
     Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Mr. Pojunis was an accredited investor as defined in Rule 501 of Regulation D at the time of the issuance. Mr. Pojunis delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate evidencing such shares. He represented that he had not entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. He represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the stock issuance. No underwriting discounts or commissions were paid in connection with the transaction.

Purchases of Equity Securities

     There were no purchases made during the fourth quarter ended
December 31, 2005, by or on behalf of the Company or any affiliated purchaser of shares or other units of any class of the Company's common stock.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Our business model is to provide financial, mergers & acquisitions, investor and public relations, and credit card merchant, consulting services to a our clients. Our business model is to continue to provide these services to start-up and existing public companies. Specifically, we assist client companies by developing private placement funding structures, strategic business planning; advise relating to regulatory documentation and filings; corporate restructuring; and identifying and structuring merger and acquisition opportunities.

     Management employs several methods to locate prospective clients. We advertise directly through our website to attract both private and public corporations to engage our services, obtain referrals from previous clients, capitalize on management's networking capabilities, and conduct our own research of various databases that profile public companies for outbound marketing efforts.

     We charge clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain our services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs our cash flow, and for this reason acceptable payments and the size of payments we charge for our services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Revenues

     Consulting Operations

     For the year ended December 31, 2005, we generated $235,362 in revenue from financial consulting operations, compared to $83,148 generated in 2004. This increase of 183% in revenue was due primarily to the amount of time and effort devoted to our company by our president, Mr. Daggett, who had several other business interests materialize in calendar 2004, including serving as a director and chairman of the compensation committee for Caneum, Inc. through August 2004 and several other private ventures. Mr. Daggett has since relinquished his directorship at Caneum, now serving only on the Caneum Advisory Board, and is available to focus more time on Liquid Group's business. The increase is also due to the customer relationships acquired in the purchase of the assets of The Liquid Consulting Group, an unrelated entity.

     Operating Profit

     We recorded an operating loss of $306,885 for the year ended December 31, 2005, as compared to a profit of $715 for 2004. The increase in the net operating loss is due to the additional costs associated with the retention of key employees and consultants, the incurrence of legal and professional fees associated with the acquisition of The Liquid Group, Inc. completed on November 14, 2005, and the additional costs associated with preparation for a registration statement for the registration of outstanding shares of common stock and the subsequent application for quotation of the common stock on the OTC Bulletin Board. The major expense categories are consulting fees, travel and entertainment, and automobile.

     Management expects the overhead to increase as the company retains personnel to assist in the administration of our affairs and to improve the nature and timing of management and information. In addition, we expect to incur increased professional and consulting fees as we comply with SEC regulations and filings

     Other Income and Expenses

     For the year ended December 31, 2005, we generated $11,492 in other income resulting from interest of $3,659 on a note receivable and gains of $7,833 on the sale of securities. For the year ended December 31, 2004, we incurred a loss of $12,500 related to the loss on holding of available for sale securities in addition to interest expense of $256.

     Net Loss

     We experienced a net loss of $295,393 for the year ended December 31, 2005. For the year ended December 31, 2004, we generated a net loss of $7,835. The loss is largely due to retention of key employees and consultants and the incurrence of legal and professional fees principally due to costs associated with the merger.

Capital Resources and Liquidity

     As of December 31, 2005, working capital had increased to $76,932. The increase in working capital was primarily attributable to the raising of $337,500 in a private placement of common stock. The balance of these funds was used to purchase fixed assets and fund operations.

     At December 31, 2005 the Company had accounts and notes payable of $74,768. These amounts consist of accounting, legal and professional fees of $34,266 and other operating expenses of $40,502.

     In cases where we receive customer's stock as payment, the stock has been included at the value at which it could be sold on the open market and has been considered operational in nature.

     Capital Expenditures

     We will invest in fixed assets to the extent that management considers necessary. At present, the anticipated need relates to computers and communications to enable consulting projects to be effectively executed and to allow for the communications of the company's staff and customers. At present no budget has been established for this purpose.

     Income Tax Expense

     We recorded an income tax expense of $0 for the year ended December 31, 2005. At December 31, 2005, we had no deferred tax assets and approximately $0 of deferred tax liabilities. As of December 31, 2005, we had approximately $290,113 remaining loss carry-forwards. No deferred tax asset has been booked for the loss carryforward as this amount has been offset by a valuation allowance of the same amount. We incurred income tax expense of $4,206 for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

     During the twelve months ended December 31, 2005 we did not engage in any off-balance sheet arrangements.


                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this item are set forth immediately following the signature page of this annual report.


            ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable pursuant to this item.


                      ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer, Jason Daggett and Stephen Murphy, respectively, have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


                                   PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of April 10, 2006, the name, age, and position of our executive officers and directors:

                                                                 Director
          Name                Age  Position(s)                   Since
          ----                  -  -----------                   --------
          Jason Daggett       33   Director, President, and CEO  2005
          Charles J. Peters   33   Director                      2005
          Mark Rogers         44   Director                      2005
          Stephen G. Murphy   41   Treasurer and CFO             --

     Each of our current executive officers and directors was appointed to these positions on November 14, 2005, contemporaneous with the closing of the acquisition of our former subsidiary, The Liquid Group, Inc.

     Jason Daggett was the President of our former subsidiary from its inception in 1999 until its merger into our company in February 2006. Mr. Daggett was previously a director of Caneum, Inc. from January 2003 to August 2004, and has served on its Board of Advisors since August 2004. Caneum, Inc. is in the business of developing and marketing a broad array of business process outsourcing products and services. Caneum is a public reporting company quoted on the OTC Bulletin Board under the symbol "CANM." From 1999 until its liquidation in December 2005, Mr. Daggett was the President of Monico Capital Partners, LLC, a financial services company located in Los Angeles, California. Monico Capital was 50% owned by Cygni Capital LLC.
From 1996 to 1997, Mr. Daggett was instrumental as an operations consultant for XtraNet Systems, Inc., a credit card processing concern, where he assisted the company in growing its processing volume by nearly eight million dollars monthly. From 1996 until 1998, previous titles and associations in the financial industry have included Senior Vice President of First Financial Services, a pension and 401(k) management company, and Vice President of The Boston Group, L.P. During his tenure with the Brentwood based First Financial, Mr. Daggett initiated and developed contacts within the business community enabling companies to upgrade their employee benefits department by offering a turn-key operation consisting of 401(k), 403(b), ESOP, and Pension and Insurance Services. At the Boston Group,
Mr. Daggett was responsible for the implementation of money management and asset allocation strategies for high net worth clients and small institutional investors. Since May 2000 Mr. Daggett has been the sole director and President of Alnilam Corporation, which is a "blank check" reporting company under the 1934 Act. This company has no business operations or significant assets and was formed for the purpose of seeking an operating business with which to merge. Mr. Daggett received his undergraduate degree in Psychology from Mercyhurst College in 1994 where he was a member of the school's hockey team, which twice participated in the NCAA Division III Championship. He attended Pepperdine University from 1994 to early 1996, where he earned his MA degree with honors. While at Pepperdine he founded and operated Personalized Academic Support Services, P.A.S.S., an alternative tutorial program designed for students needing assistance with learning strategies, developing and building self-confidence and accelerating academic progress.

     Charles J. Peters has been, since February 2004, President of Signature Management, a real estate development firm. In August 1995 Mr. Peters co-founded McNutt Peters Creative Group, an Interactive Internet Design firm. In 1997 Mr. Peters sold his company, McNutt Peters Creative Group, to ErieNet Inc. ErieNet was northwest Pennsylvania's largest Internet Service provider and experienced explosive growth throughout the late 1990's. Mr. Peters was responsible for the day-to-day operation of the company, as well as a first and second round equity raise as well as the company's expansion plans. He oversaw the due diligence, purchase and subsequent integration of four other Internet service providers. In September of 1999, Mr. Peters and his partners sold ErieNet to Stargate Industries of Pittsburgh where he remained active in the management of the company until January 2004. Mr. Peters is the Chair of the Technology Council of North West PA, and on the advisory board of Schoffstall Ventures a Harrisburg, PA private equity firm. In addition, Mr. Peters is on the board of the Pennsylvania Angel Network.

     Mark Rogers was, from May 2000 to May 2002, the owner and operator of Worldwide Distribution Services, a company providing domestic courier and delivery services for international courier services like Federal Express. In May 2002, Mr. Rogers expanded Worldwide Distribution Services with overseas investors and created Worldwide Freight Pty.

Ltd., a national and international shipping company. Since May 2002, Mr. Rogers has been a director and corporate secretary of Worldwide Freight Pty. Ltd. A subsidiary of Worldwide Freight, Westralia Freight Pty. Ltd., was created to provide local courier deliver services utilizing independent contractors for daily services. In August 2005, Mr. Rogers helped to form Worldwide Group Pty. Ltd., which provides mail exchange and related services to professional and business people, lawyers, courts, insurance companies, and similar trade oriented groups in Western Australia.

     Stephen G. Murphy was the Chief Financial Officer of our former subsidiary from January 2005 until its merger into our company in February 2006 and has served as Chief Financial Officer of our company since November 2005. He is a Chartered Accountant and Certified Public Accountant having worked at what is now Deloitte & Touche, in Dublin Ireland from October 1982 to October 1987 and Ernst & Young and BDO Seidman, in California from November 1987 to February 1989 and February 1989 to September 1990, respectively. Mr. Murphy worked in the aerospace industry from November 1990 to May 1995 where he was responsible for the financial analysis of systems; preparation of financial statements, annual business plans, quarterly forecasts and special projects; as well as consolidation of $300m group with foreign subsidiaries. From 1993 to 1995 Mr. Murphy was the Financial Controller/CFO for Camloc/RAM Products where he oversaw the move of this $30m company from New Jersey to California. Since 1995 Mr. Murphy has operated his own accounting offices where he sets up organizational and financial reporting structures, financial planning, including modeling, forecasting and turnaround work for distressed divisions and companies. He also prepares and consults regarding taxes (individual, partnerships, trusts and corporations), implements computerized solutions for clients and performs basic bookkeeping functions as necessary.

Board Committees and Advisors

     The Board of Directors does not have an audit, compensation, nominating, or any other committee performing similar functions. The Board of Directors is acting as the audit committee. The Board of Directors has determined that it does not have an audit committee financial expert serving on its board.
In our early stages of operations, we do not believe the cost of such an expert would justify the need at this time.

Stockholder Communications

     We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. Our current policy is to permit security holders to recommend candidates for election as directors and to provide for a process for stockholders to send communications to the Board of Directors. Stockholders may send communications to the Board of Directors by contacting our President, Mr. Daggett, in writing to 4080 Paradise Road, Suite 15-168, Las Vegas, NV 89706. The President will submit each communication received to the Board of Directors at the next meeting after receipt of the communication.

Code of Ethics

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Because we are still in the initial stages of our business development, we are reviewing with counsel the form of ethics code which may be most applicable to our company and intend to adopt an appropriate code during the second quarter of 2006.


                       ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     Summary Compensation Table.    The following table sets forth
information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company for the years ended December 31, 2005, 2004, and 2003:

                          SUMMARY COMPENSATION TABLE
                                                                        Long-Term Compensation
                               Annual Compensation                  Awards                 Payouts
                        ----------------------------------  ----------------------  ---------------------
                                                                        Securities
                                                 Other      Restricted  Underlying
    Name &                                      Annual        Stock      Options/    LTIP     All Other
   Principal             Salary     Bonus     Compensation   Award(s)      SARS     Payouts  Compensation
   Position       Year    ($)        ($)          ($)          ($)         (#)        ($)        ($)
----------------  ----  --------  ----------  ------------  ----------  ----------  -------  ------------
Jason Daggett     2005   $59,500  $10,000(3)   $28,000(4)       0           0          0          0
CEO (1)           2004      0         0        $ 7,720(5)       0           0          0          0
                  2003      0         0        $10,534(6)       0           0          0          0

Eric Bronk        2005      0         0            0            0           0          0          0
CEO (2)           2004      0         0            0            0           0          0          0
                  2003      0         0            0            0           0          0          0
__________

     (1)  Mr. Daggett has served as our President and CEO since November 14,
     2005.
     (2) Mr. Bronk served as our President and CEO since our inception in 1999 until November 14, 2005.
     (3) Mr. Daggett received a signing bonus of 1,000,000 shares in connection with his employment agreement dated April 1, 2005. The value of this bonus is based upon the estimated value of the shares on the date of the employment agreement.
     (4)  This figure includes car allowance of $18,000.
     (5)  This figure includes car allowance of $5,600.
     (6)  This figure includes car allowance of $10,534.

     There were no grants of stock options or freestanding SARs made to any of our executive officers during the year ended December 31, 2005. During the year ended December 31, 2005, no executive officer exercised any option or freestanding SARs, and at December 31, 2005, no executive officer held any options or freestanding SARs.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                       AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management concerning the ownership of the common stock of our company as of April 10, 2006, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of the common stock; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

                                   Amount and Nature
Name and Address                   of Beneficial
of Beneficial Owner                Ownership (1)            Percent of Class
-------------------                -----------------        ----------------
Jason Daggett                      6,880,000(2)             59.9%
4080 Paradise Road
#15-168
Las Vegas, NV   89109

Charles J. Peters                  1,000,000(3)              8.7%
Suite 102
917 State Street
Erie, PA   16501

Mark Rogers                           50,000                  *
8 Denninup Way
Unit 1
Malaga WA 6090
Perth, Western Australia

Stephen B. Murphy                    250,000(3)              2.2%
25251 Paseo De Alicia
Suite 200
Laguna Hills, CA 92553

Executive Officers and             6,930,000(2)(3)          60.3%
Directors as a Group
(4 Persons)

Trymetris Capital Fund I, LLC(4)   2,086,667                18.2%
170 Newport Center Dr.
Suite 220
Newport Beach, CA  92660

Brett Pojunis                      1,000,000(3)              8.7%
9236 Sangria Lane
Las Vegas, NV   89147

Eric Chess Bronk                     926,853(3)(5)           8.1%
170 Newport Center Dr.
Suite 220
Newport Beach, CA  92660
__________
* Less than 1%
     (1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table, and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. Applicable percentages are based on 11,483,448 shares of our common stock outstanding on April 10, 2006.
     (2) Includes 4,725,000 shares for which Mr. Daggett holds voting proxies.
     (3) Mr. Daggett holds a proxy to vote these shares and thus this shareholder has no right to vote these shares, with the exception of the shares owned by Mr. Bronk, of which Mr. Daggett holds a proxy for only 750,000 of the shares. Beneficial ownership of these shares is included in the total number of shares beneficially owned by Mr. Daggett.
     (4) Jason Daggett is a co-manager of Trymetris Capital Management, LLC, the manager of Trymetris Capital Fund I, LLC, although he has recused himself from any decisions involving the stock of Liquid Group, including the voting of such shares and investment power over such shares. None of these shares is included in the number of shares beneficially owned by Mr. Daggett as designated in this table.
     (5) Includes 61,853 shares owned by an entity controlled by Mr. Bronk and 3,500 shares owned by a trust of which Mr. Bronk is trustee.

Stock Option Plan

     At the closing of the Merger Agreement with The Liquid Group, Inc. on November 14, 2005, we assumed the existing Liquid Group stock option plan. The plan has not been approved by our shareholders.

     The plan provides for the grant of options to purchase up to 3,000,000 shares of our common stock that are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the United States Internal Revenue Code or as options that are not intended to meet the requirements of such section ("Non-statutory Stock Options"). Options to purchase shares may be granted under the plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of our company or a subsidiary, or, in the case of Non-statutory Stock Options, are employees (including officers) or non-employee directors of our company or a subsidiary.

     The plan provides for its administration by our Board of Directors or a committee of directors appointed by the board and consisting of two or more disinterested directors. In the event two or more disinterested directors are not available to be elected to the committee, the Board of Directors acts in place of the committee. Vacancies in the committee would be filled by the board. Once the committee is chosen by the Board of Directors, the committee has full discretionary authority, subject to certain restrictions, to determine the number of shares for which Incentive Stock Options and Nonstatutory Stock Options may be granted and the individuals to whom, the times at which, and the exercise price for which options will be granted.

     Additionally, if the employment of any employee is terminated voluntarily by such employee or for cause by us or a subsidiary, any stock options granted to such employee expire immediately. If an employee's services with us or a subsidiary are terminated for any other reason, excluding death or disability, his or her stock options may be exercised for a period of three (3) months thereafter. If such services are terminated due to the death or disability of any employee, then such stock options may be exercised for a period of one year after such termination. In the event of the termination of the services of a non-employee director for cause, his or her stock options expire immediately. If such services are terminated for any other reason, the stock options may be exercised for a period of one year after termination.

     The exercise price for all Incentive Stock Options granted under the plan must be at least equal to the fair market value of such shares on the date of grant, or, in the case of Incentive Stock Options granted to the holder of 10% or more of our common stock, at least 110% of the fair market value of such shares on the date of grant.

     The maximum exercise period for which Incentive Stock Options maybe granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of our common stock). The aggregate fair market value (determined at the date the option is granted) or shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000. If such amount exceeds $100,000, the Board or the Committee may, when the Options are exercised and the shares transferred to an employee, designate those shares that will be treated as Incentive Stock Options and those that will he treated as Nonstatutory Stock options.

     As of April 10, 2006, no options had been granted pursuant to the plan.

Equity Compensation Plan Information

     The following table sets forth as of the most recent fiscal year ended December 31, 2005, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                                                             Number of securities remaining
                              Number of securities to  Weighted-average      available for future issuance
                              be issued upon exercise  exercise price of     under equity compensation plans
                              of outstanding options,  outstanding options,  (excluding securities reflected
                              warrants and rights      warrants and rights   in column (a) and (b))
                                        (a)                    (b)                         (c)
                              -----------------------  --------------------  -------------------------------
Equity compensation plans
approved by security holders             -0-                   -0-                         -0-

Equity compensation plans not
approved by security holders             -0-                   -0-                    3,000,000

     Total                               -0-                   -0-                    3,000,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Daggett, our President and a director, is the Vice-President and a non-managing member of Cygni Capital, LLC, and is an Advisory Board member of Caneum, Inc. and Trycera Financial, Inc. Cygni is a financial services company which offers services similar to Liquid Group.

     Mr. Murphy, our CFO, performs accounting services for Cygni Capital LLC, Caneum, Inc. and Trycera Financial.

     On March 15, 2005, we entered into a financial services consulting agreement with Cygni Capital LLC, whereby Cygni Capital provides advice and consultation to management regarding general business and corporate finance issues and planning. Mr. Bronk, the prior sole director and a former executive officer of our company, and a current shareholder, is the President and sole managing member of Cygni Capital LLC. The six month consulting agreement is automatically renewable for an additional six month term unless terminated at least 30 days prior to expiration, and may be terminated after the initial six month period by either party upon 30 days' notice. Cygni receives a consulting fee of $4,500 per month during the term of the agreement. In addition, from 2000 through 2004, Cygni loaned a total of $11,697 to us for operating funds. These loans, with interest, were converted into 61,853 shares of our common stock in June 2005.

     From 1999 through 2002, Rigel Funds Management, Ltd., a Bahamian financial consulting and international management and marketing services company, loaned a total of $16,963 to us for operating funds. These loans, with interest, were converted into 94,297 shares of our common stock in June 2005. Mr. Bronk is a board member of Rigel.

     Mr. Daggett is the co-manager of Trymetris Fund I, LLC, a private hedge fund. This fund has invested in our company, and two of our clients, Caneum, Inc. and Trycera Financial, Inc. Mr. Daggett is a shareholder of and sits on the Advisory Boards of Caneum, Inc. and Trycera Financial, Inc. He has recused himself from any decisions involving the stock of our company owned by the hedge fund. In addition, Trycera loaned $1,200 to us in January 2001 for operation funds. This loan was repaid by us in May 2004. Further, Caneum loaned $3,500 to us in May 2001 for operation funds. This loan was repaid by us in June 2003.

     Mr. Daggett holds irrevocable two-year proxies to vote 4,725,000 shares of our common stock. The proxies were entered into between April 2005 and August 2005. The proxies grant to Mr. Daggett the power to vote the shares on any matters which may come before the shareholders. During the term of the proxy the shareholder will not be permitted to transfer the shares unless the transferee agrees to be bound by the proxy, except for shares sold in the open market. These proxy rights were originally granted for shares of Liquid Group issued prior to the Merger and apply to the shares of our company received by the Liquid Group shareholders in the merger transaction closed on November 14, 2005.

     We have a minority interest in one shell company, Cygni Investments, Inc. We own 12,438 shares, or approximately 2.487%, of the outstanding stock of this entity. Mr. Daggett beneficially owns approximately 2% of the outstanding stock of this entity and Mr. Bronk beneficially owns approximately 12% of the outstanding stock of the entity.

     Mr. Daggett is the sole director and an executive officer of Alnilam Corporation, a shell company with no material assets or business operations. Mr. Daggett beneficially owns approximately 2% of the outstanding stock of this entity and Mr. Bronk beneficially owns approximately 12% of the outstanding stock of the entity.

     On March 1, 2005, The Liquid Group, Inc., our former subsidiary, entered into an Asset Purchase Agreement with The Liquid Consulting Group, Inc., a New York corporation, and its sole shareholder, Brett Pojunis, a current shareholder of our company, to acquire the business assets of Liquid Consulting Group. Liquid Consulting Group had been in the business of distributing financial products and services, including investor relations services and public relations services. The assets of the business acquired by Liquid Group included the rights under leases of equipment and licenses of intellectual property used by Liquid Consulting Group in its business. It also included computer hardware and computer data, peripherals and accessories, a telephone system, and other office equipment and furniture. Also included were the corporate name, copyrights, customer lists, domain names, URL addresses, transferable permits and licenses, and other intellectual property. The purchase price of the assets was $10,000 and 500,000 shares of common stock of Liquid Group which have been converted into a like number of our shares.

     These transactions may not have been or may not be on terms as beneficial as could be obtained from unrelated parties. In addition, the related parties may have interests that differ from those of other investors. We may engage in additional related party transactions in the future on less favorable terms than those offered by unrelated parties. These related party transactions would favor the interests of the related parties over those of the other stockholders.

Other Public Shell Activities

     Jason Daggett, our President and a director, is involved as a director or executive officer, or shareholder, of companies that may be deemed to be "blank check" companies, but has not been involved in any blank check public offerings. The following is a brief description of his involvement in these other companies:

  * Alnilam Corporation. Mr. Daggett has been the sole director and an executive officer of this entity since May 11, 2000. He beneficially owns 10,000 shares, or approximately 2%, of the outstanding stock of this entity. Alnilam has no current business operations and is seeking a business opportunity to commence operations.
  * Cygni Investments, Inc. Mr. Daggett beneficially owns 12,438 shares, or approximately 2.49%, of the outstanding stock of this entity. Cygni has no current business operations and is seeking a business opportunity to commence operations.

                              ITEM 13.  EXHIBITS

     The following exhibits are included as part of this report:

                                                   Incorporated by Reference
                                              ------------------------------------
Exhibit Exhibit                               Filing                                Filed
Number  Description                           Form    File No.   Exhibit    Date    Herewith
------- -----------                           ------  ---------  -------  --------  --------
2.1 &   Agreement of Merger dated August 22,  10-QSB  000-27827  2.1 &     8/22/05
 10.1   2005, with The Liquid Group, Inc.                         10.1

2.2 &   Asset Purchase Agreement dated        10-QSB  000-27827  2.2 &    11/18/05
 10.2   March 1, 2005, between The Liquid                         10.2
        Group and The Liquid Consulting Group
        and Brett Pojunis

3.1     Articles of Incorporation filed       10-SB   000-27827  3.1      10/26/99
        August 19, 1999

3.2     Articles of Merger filed March 23,    8-K     000-27827  3.3       3/23/06
        2006

3.3     Current Bylaws                        10-SB   000-27827  3.2      10/26/99

4.1     Form of Common Stock Certificate      10-SB   000-27827  4.1      10/26/99

4.2 &   2004 Stock Option/Stock Issuance      10-QSB  000-27827  4.2 &    11/18/05
 10.3   Plan *                                                    10.3

4.3 &   Grant of Stock Option Form used       10-QSB  000-27827  4.3 &    11/18/05
 10.4   pursuant to the Stock Option/Stock                        10.4
        Issuance Plan

4.4 &   Stock Issuance Form used pursuant to  10-QSB  000-27827  4.4 &    11/18/05
 10.5   the Stock Option/Stock Issuance Plan                      10.5

4.5 &   Stock Acquisition Agreement dated     10-QSB  000-27827  4.5 &    11/18/05
 10.6   March 1, 2004, between Liquid Group                       10.6
        and Brett Pojunis, with registration
        rights

4.6     Terms and Conditions of Registration  10-QSB  000-27827  4.6      11/18/05
        Rights granted to pre-merger
        shareholders

9.1     Form of Irrevocable Proxy Agreement   10-QSB  000-27827  9.1      11/18/05
        between Jason Daggett and
        shareholders, with schedule

10.7    Employment Agreement with Jason       10-QSB  000-27827  10.7     11/18/05
        Daggett *


10.8    Consulting Agreement dated March 1,   10-QSB  000-27827  10.8     11/18/05
        2005, between Liquid Group and Cygni
        Capital LLC

10.9    Consulting Agreement dated            10-QSB  000-27827  10.9     11/18/05
        September 15, 2005, between Liquid
        Group and Charles J. Peters

31.1    Rule 13a-14(a) Certification by                                               X
        Principal Executive Officer

31.2    Rule 13a-14(a) Certification by                                               X
        Principal Financial Officer

32.1    Section 1350 Certification of                                                 X
        Principal Executive Officer

32.2    Section 1350 Certification of                                                 X
        Chief Financial Officer

  * Management contract, or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $7,772 and $5,203, respectively.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $-0- and $-0-, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $2,126 and $1,388, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for other services for the fiscal years ended
December 31, 2005 and 2004 were $5,410 and $50, respectively. These fees related to the preparation of accounting reports and schedules for the Company auditors.


Audit Committee

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2005, were approved by the Board of Directors.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Liquid Group, Inc.

Date:  April 17, 2006                   By: /s/ Jason Daggett
                                            Jason Daggett, President


Date:  April 17, 2006                   By: /s/ Stephen G. Murphy
                                            Stephen G. Murphy,
                                            Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 17, 2006                   By: /s/ Jason Daggett
                                            Jason Daggett, Director and
                                            President

Date:  April 17, 2006                   By: /s/ Charles J. Peters
                                            Charles J. Peters, Director

Date:  April ___, 2006                  By: _____________________________
                                            Mark Rogers, Director

Date:  April 17, 2006                   By: /s/ Stephen G. Murphy
                                            Stephen G. Murphy, CFO



                                            Consolidated Financial Statements





                                                       THE LIQUID GROUP, INC.
                                    formerly MEZZANINE INVESTMENT CORPORATION





                                For the year ended December 31, 2005 and 2004


                              Table of Contents

                     For the year ended December 31, 2005


                                                                         Page
Financial Statements

Report of Independent Registered Public Accounting Firm                     2

Consolidated Balance Sheet                                                  3

Consolidated Statements of Operations and Comprehensive Loss                4

Consolidated Statement of Stockholders' Equity                              5

Consolidated Statements of Cash Flows                                       6

Notes to the Consolidated Financial Statements                              7


Chisholm
  Bierwolf &
    Nilson, LLC
Certified Public Accountants                 533 West 2600 South, Suite 250
                                                      Bountiful, UT   84010
                                                      Phone: (801) 292-8756
                                                        Fax: (801) 292-8809


           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
The Liquid Group, Inc. (formerly Mezzanine Investment Corporation)

We have audited the accompanying balance sheet of The Liquid Group, Inc.
(formerly Mezzanine Investment Corporation), as of December 31, 2005, and the related statements of operations, stockholders' equity and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of The Liquid Group, Inc.
(formerly Mezzanine Investment Corporation), as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 23, 2006


                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                          Consolidated Balance Sheet


                                    ASSETS
                                                      December 31,
                                                          2005
                                                      ------------
CURRENT ASSETS
  Cash and cash equivalents                           $    96,960
  Accounts receivable                                      12,600
  Available-for-sale-securities (Note 3)                   11,200
  Interest receivable                                       3,440
  Note receivable                                          27,500
                                                       ----------
     TOTAL CURRENT ASSETS                                 151,700
                                                       ----------
FIXED ASSETS, net (Note 4)                                 27,763

INTANGIBLE ASSETS, net (Note 5)                            24,000
                                                       ----------
     TOTAL ASSETS                                     $   203,463
                                                       ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities            $    74,768
                                                       ----------
     TOTAL CURRENT LIABILITIES                             74,768
                                                       ----------
COMMITMENTS AND CONTINGENCIES (Note 3 and 9)

STOCKHOLDERS' EQUITY (Notes 8, 9, 10 and 11)
  Common stock, 100,000,000 shares authorized,
    $.001 par value, 11,483,448 issued and
    outstanding                                            11,484
  Additional paid in capital                              412,924
  Accumulated deficit                                    (290,113)
  Other comprehensive loss                                 (5,600)
                                                       ----------
     TOTAL STOCKHOLDERS' EQUITY                           128,695
                                                       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   203,463
                                                       ==========

 The accompanying notes are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                           Statements of Operations
               For the years ending December 31, 2005 and 2004


                                                       December 31,    December 31,
                                                           2005            2004
                                                       ------------    ------------

REVENUE, net                                           $   235,362     $    83,148

COST OF REVENUE, net                                       151,000          27,400
                                                        ----------      ----------
     GROSS PROFIT                                           84,362          55,748

Selling General and Administative                          391,247          55,033
                                                        ----------      ----------
     INCOME FROM OPERATIONS                               (306,885)            715
                                                        ----------      ----------
OTHER INCOME (EXPENSE)
  Gain (Loss) available-for-sale securities                  7,833         (12,500)
  Interest income                                            3,659            -
  Interest expense                                            -               (256)
                                                        ----------      ----------
     TOTAL OTHER INCOME (EXPENSE)                           11,492         (12,756)
                                                        ----------      ----------
     (LOSS) INCOME BEFORE INCOME TAX                      (295,393)        (12,041)

     INCOME TAX EXPENSE (Note 7)                              -              4,206
                                                        ----------      ----------
     NET (LOSS) INCOME                                 $  (295,393)    $    (7,835)
                                                        ==========      ==========


LOSS PER COMMON SHARE-Basic and Diluted                      (0.04)          (0.01)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                         8,128,690       1,000,000
                                                        ==========      ==========

OTHER COMPREHENSIVE LOSS
  NET LOSS                                             $  (295,393)    $    (7,835)
  OTHER COMPREHENSIVE LOSS
    Unrealized loss on available-for-sale securities        (5,600)           -
                                                        ----------      ----------
    COMPREHENSIVE LOSS                                 $  (300,993)    $    (7,835)
                                                        ==========      ==========

 The accompanying notes are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

          Statements of Stockholders' Equity and Comprehensive Loss
           For the period January 1, 2004 through December 31, 2005

                                                                        Additional
                                                      Common Stock        Paid-in   Accumulated Comprehensive  Stockholder'
                                                  Shares      Amount      Capital     Deficit	     Loss         Equity
                                                -----------  ---------  ----------- -----------  -----------   -----------
BALANCE, January 1, 2004                          1,000,000  $   1,000        (900) $   13,115   $     -       $   13,215

Net loss for the year ended December 31, 2004          -          -           -         (7,835)        -           (7,835)
                                                -----------   --------   ---------   ---------    ---------     ---------
BALANCE, December 31, 2004                        1,000,000      1,000        (900)      5,280         -            5,380

Shares issued for services at $.01 per share      1,625,000      1,625      14,625        -            -           16,250

Shares issued for services at $.01 per share      3,750,000      3,750      33,750        -            -           37,500

Shares issued for the acquisition of
  Liquid Consulting assets at $.10
  per share                                         500,000        500      49,500        -            -           50,000

Shares issued in connection with
  a private placement at $.10 per share           1,500,000      1,500     148,500        -            -          150,000

Shares issued for exercise of
  stock options at $.10 per share                   500,000        500      49,500        -            -           50,000

Shares issued in connection with
  a private placement at $.20 per share             687,500        688     136,812        -            -          137,500

Reverse acquisition adjustment                    1,920,948      1,921     (18,863)       -            -          (16,942)

Other comprehensive loss for the
  the year ended December 31, 2005                     -          -           -           -          (5,600)       (5,600)

Net loss for the year ended December 31, 2005          -          -           -       (295,393)        -         (295,393)
                                                -----------   --------   ---------   ---------    ---------     ---------
BALANCE, December 31, 2005                       11,483,448  $  11,484 	$  412,924  $ (290,113)  $   (5,600)   $  128,695
                                                ===========   ========   =========   =========    =========     =========

 The accompanying notes are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                           Statements of Cash Flows
               For the years ending December 31, 2005 and 2004

                                                                 December 31,  December 31,
                                                                     2005          2004
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                       $ (295,393)   $   (7,835)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization expense                            13,011           281
    Realized gain on available-for-sale securities                   (7,833)         -
    Unrealized loss on holding of available-for-sale securities        -           12,500
    Issue of shares for services                                     53,750          -
    Decrease (increase) in deferred tax asset                         6,315        (6,271)
    Increase in accounts receivable                                 (12,600)         -
    Increase in interest receivable                                  (3,440)         -
    Increase in accounts payable and accrued liabilities             81,466         2,726
    (Decrease) increase in taxes payable                             (4,528)        1,671
    (Decrease) increase in deferred tax liability                      (394)          394
                                                                  ---------     ---------
      NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES    (169,646)        3,466
                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed and other assets                                (38,649)       (1,406)
  Proceeds from available-for-sale securities                        50,146          -
  Purchases and other receipts of available-for-sale securities     (57,979)         -
  Cash paid for note receivable                                     (27,500)         -
                                                                  ---------     ---------
      NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES     (73,982)       (1,406)
                                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on note payable                                            (2,816)        2,689
  Issuance of common stock for cash                                 337,500          -
                                                                  ---------     ---------
      NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES               334,684         2,689
                                                                  ---------     ---------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                      91,056         4,749

      CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                5,904         1,155
                                                                  ---------     ---------
      CASH AND CASH EQUIVALENTS, END OF THE YEAR                 $   96,960    $    5,904
                                                                  =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest                                                       $     -       $     -
                                                                  =========     =========
  Cash paid for taxes                                            $    4,528    $     -
                                                                  =========     =========
  Common stock issued for fixed assets                           $   25,000    $     -
                                                                  =========     =========
  Common stock issued for services                               $   53,750    $     -
                                                                  =========     =========
  Common stock issued for intangible assets                      $   25,000    $     -
                                                                  =========     =========

 The accompanying notes are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

NOTE 1 - CORPORATE HISTORY

The Company was incorporated under the laws of the State of Nevada on August 19, 1999, but had conducted no business activities from its inception until the completion of the acquisition of The Liquid Group, Inc. on November 14, 2005. As a result of the closing of the acquisition transaction, The Liquid Group, Inc. became a wholly owned subsidiary of the Company. On March 23, 2006, the Company merged The Liquid Group, Inc. into the parent company and changed the name of the Company to The Liquid Group, Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------
The Company derives its revenue primarily from the sale of services. Revenue is recognized as services are performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." The Company recognizes revenue when there is
(1) persuasive evidence of an arrangement, (2) title and risk of loss have passed, (3) delivery has occurred or the services have been rendered,
(4) the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company records all expense reimbursements billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force ("EITF") 01-14 "Income Statement Characterization of
Reimbursements Received for "out-of-pocket" expenses."

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no deposits that exceeded federally insured limits.

Trade Receivables and Collections
---------------------------------
In the collection of payments, loans or receivables, the Company will apply a range of collection techniques to manage delinquent accounts. The Company has not yet had any accounts that it considers doubtful and in many situations attempts to reduce the risk by having the customers pay in advance of the work being performed. At the year ended, December 31, 2005, the Company had $12,500 in accounts receivable and no significant concentrations of receivables by any single organization that would constitute a credit risk.

Marketable Securities
---------------------
The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115
"Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115).

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

Under SFAS 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

     Held to Maturity - the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

     Trading Securities - bought principally for purpose of selling in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

     Available for Sale - not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of shareholders' equity.

Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $16,800 as of December 31, 2005. The gross unrealized holding losses as of December 31, 2005 were $5,600, and the gross unrealized holding gains were $0. All of the company's securities are classified as available for sale securities.

Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Fair Value of Financial Instruments
-----------------------------------
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 2005, and 2004, management believes that the carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

Accounting for Income Taxes
---------------------------
Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

Earnings (Loss) Per Share
-------------------------
Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At December 31, 2005 and December 31, 2004 the Company had no outstanding dilutive securities.

   Basic Earnings per share
                                             2005          2004
                                         ------------  ------------
   Net Loss (numerator)                  $  (295,393)  $    (7,835)

   Weighted Average Shares (denominator)   8,128,690     1,000,000
                                          ----------    ----------
   Netw loss per share                   $     (0.04)  $     (0.01)
                                          ==========    ==========

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
In December 2004, the SFAS issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.
Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," to require retrospective application to prior periods' financial statements of changes in accounting principle. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

Securities available for sale at December 31, 2005 are summarized as follows:

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

                                      Gross        Gross
                                    Unrealized  Unrealized
                                     Holding      Holding       Market
                          Cost        Gains       Losses        Value
                      -----------  -----------  -----------  -----------
     Common Stock     $   16,800   $      -     $    5,600   $   11,200
                       ---------    ---------    ---------    ---------
     Total            $   16,800   $      -     $    5,600   $   11,200
                       =========    =========    =========    =========

At December 31, 2005 management considered that the gross unrealized holding loss was temporary in nature.

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight-line method of depreciation, which is 5 years for office equipment and furniture and fixtures, respectively. Scheduled below are the asset costs, depreciation and accumulated depreciation at December 31, 2005 and December 31, 2004.

                                                            Accumulated
                      Cost         Depreciation Expense     Depreciation
               ------------------  --------------------  ------------------
               December  December   December  December   December  December
               31, 2005  31, 2004   31, 2005  31, 2004   31, 2005  31, 2004
               --------  --------   --------  --------   --------  --------
Assets
  Computer
   Equipment   $ 33,650  $    0     $  6,730  $    0     $  6,730  $    0
  Furniture &
   Fixtures       1,406     1,406        281       282        563       281
                -------   -------    -------   -------    -------   -------
Totals         $ 35,056  $  1,406   $  7,011  $    281   $  7,293  $    281
                =======   =======    =======   =======    =======   =======

NOTE 5 - INTANGIBLE ASSETS

On February 15, 2005 the Company acquired certain assets from The Liquid Consulting Group, a New York corporation, for $60,000. Of this amount management considers the value of the Liquid Consulting Group's customer relationships, contacts and business relationships to be worth $30,000 and capitalized them respectively. This amount will be amortized over 5 years, using the straight line method. Scheduled below are the asset cost, amortization and accumulated amortization at December 31, 2005 and December 31, 2004.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements


                                                            Accumulated
                      Cost         Depreciation Expense     Depreciation
               ------------------  --------------------  ------------------
               December  December   December  December   December  December
               31, 2005  31, 2004   31, 2005  31, 2004   31, 2005  31, 2004
               --------  --------   --------  --------   --------  --------
Assets
  Customer Relation-
   ships, etc. $ 30,000  $    0     $  6,000  $    0     $  6,000  $    0
                -------   -------    -------   -------    -------   -------
Totals         $ 30,000  $    0     $  6,000  $    0     $  6,000  $    0
                =======   =======    =======   =======    =======   =======

NOTE 6 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Business Development and Corporate Finance
------------------------------------------
The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform business development and corporate finance services. These services include, but are not limited to strategic alliances, corporate organization and structure, private and public equity and debt financing, capital sources and transactions and other services related to maximizing shareholder value. The agreement was for six months commencing in March 2005 and is currently on a month to month basis. The amount paid under this agreement was $45,400 and $0 for the years ended December 31, 2005 and 2004, respectively.

The Company provided investor relations and public relations services to Caneum, Inc. Mr. Daggett is a former director of Caneum, Inc. The amount invoiced for these services was $164,750 and $0 for the years ended December 31, 2005, and December 31, 2004, respectively.

NOTE 7 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 2000 and has applied the provisions of the statement to the current year, which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

December 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $290,113 at December 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2026.

The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                             December 31,
                                        ----------------------
                                           2005        2004
                                        ----------  ----------
  Deferred tax asset:
     Net operating loss carryforward    $  98,638   $   6,315
     Valuation allowance                  (98,638)       -
                                         --------    --------
          Total                         $    -      $   6,315
                                         ========    ========

  Deferred tax liability:
     Deferred noncurrent tax liability  $    -      $     394
                                         --------    --------
          Total                         $    -      $     394
                                         ========    ========

  The components of Income Tax expense are as follows:

                                           2005        2004
                                        ----------  ----------
     December 31,
     Current Federal Tax                     -           -
     Current State Tax                       -           -
     Change in NOL benefit                (98,638)     (4,206)
     Change in Allowance                   98,638        -
                                         --------    --------
          Total                         $    -      $   4,026
                                         ========    ========

NOTE 8 - STOCK OPTIONS

On January 15, 2004, the Company's Board of Directors and shareholders adopted the 2004 Stock Option/Stock Issuance Plan (the "Plan"). The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in the Company and as an incentive to remain in the service of the Company.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

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

At December 31, 2005 no options have been issued under the plan.

NOTE 9 - EMPLOYMENT AND CONSULTING AGREEMENTS

On April 2, 2005, the Board of Directors of Liquid Group approved an employment agreement for Jason Daggett as President and CEO. The employment agreement was assumed by the Company at the closing of the Agreement of Merger. The following description sets forth the material terms of this agreement:

     JASON DAGGETT. The initial period of the employment agreement for Mr. Daggett is two years beginning April 1, 2005, and is renewable by the parties for an additional year. He is required to devote half of his time to the business of the company. His base salary is $84,000 per annum and Mr. Daggett receives a car allowance of $1500 per month. He received a signing bonus of 1,000,000 shares of Liquid Group, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of the Company pursuant to the Merger.

Charles J. Peters, a director, and Steve Murphy, CFO, provide services to the Company on an as-needed basis. Mr. Peters has entered into a consulting agreement with Liquid Group and Mr. Murphy provides services according to arrangements with Liquid Group. The terms of the consulting agreement and the arrangements are as follows:

     CHARLES J. PETERS. On September 15, 2005, Liquid Group entered into a month-to-month non-exclusive consulting agreement with Mr. Peters to provide business development and new client development services to management. Mr. Peters will be paid up to $9,000 per month for his services under this agreement. In connection with his original engagement with Liquid Group, he received a signing bonus of 1,000,000 shares of Liquid Group when he joined the company, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of the Company pursuant to the Merger.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

     STEPHEN G. MURPHY. As a consultant he will bill the company for his time at his then current hourly rates. He received a signing bonus of 250,000 shares of Liquid Group when he joined the company, which shares were previously issued by the Board of Directors of Liquid Group on January 28, 2005. All of these shares were converted into shares of the Company pursuant to the Merger.

NOTE 10 - COMMON STOCK

On January 28, 2005, the Company issued 1,625,000 common shares at par value of $.001 per share to 19 individuals as founders. The same day, 3,750,000 common shares at par value of $.001 per share were issued to individuals in connection with the retention of their services as employees of the Company. Accordingly, common stock and related additional paid-in-capital has been credited a total of $5,375 and $48,375, respectively.

On February 15, 2005 the Company acquired certain assets from The Liquid Consulting Group, a New York corporation, for $60,000 payable $10,000, cash in advance, and $50,000 (satisfied by issuing 250,000 shares of Common stock at $.10 at signing of the purchase agreement and the balance of 250,000 shares paid on September 30, 2005).

On March 15, 2005 the Company closed a private round of financing whereby the Company sold 500,000 shares of stock at $.10 per share for net proceeds of $50,000 to a single investor, Trymetris Capital fund I, LLC, and also granted Trymetris Capital Fund I, LLC a 90 day option to acquire an additional 500,000 shares at an exercise price of $.10 per share for net proceeds of $50,000, which option was exercised on April 27, 2005. A further 1,000,000 shares were issued to Trymetris Capital
Fund I, LLC on June 30, 2005, at an exercise price of $.10 per share; thus, the Company issued a total of 2,000,000 shares for a total
$200,000 to Trymetris Capital Fund I, LLC. Mr. Daggett is a Manager of Trymetris Capital Management, LLC, the Manager of Trymetris Capital
Fund, I, LLC. However, Mr. Daggett has recused himself from any decision making authority of the investment by Trymetris Capital Fund I, LLC into the Company.

The Company issued 687,500 shares of common stock pursuant to a private placement at $.20 per share. Accordingly, common stock and additional paid-in-capital have been credited $688 and $136,812 respectively.

NOTE 11 - STOCK OPTION AGREEMENT

On March 15, 2005, and effective on that date, the board of directors agreed to a stock option agreement with Trymetris Capital Fund I, LLC., a shareholder of the Company. The agreement calls for the grant of 1,500,000 options that vest and are exercisable for a period of 90 days. The exercise price on the date of the grant was $0.10. Within the 90 agreement, the option holder exercised all of the options for a total cash exercise price of $150,000.

                            The Liquid Group, Inc.
                  formerly Mezzanine Investment Corporation

                        Notes to Financial Statements

                                                       Weighted
                                          Number       Average
                                            Of         Exercise
                                          Shares        Price
                                       ------------   ----------
     Outstanding, January 1, 2005             -             -
     Granted                             1,500,000    $    0.10
     Exercised                          (1,500,000)        0.10
     Outstanding, December 31, 2005    $      -       $     -
                                        ===========    ========

     Exercisable, December 31, 2005    $      -       $     -
                                        ===========    ========

NOTE 12 - REVERSE ACQUISITION

Effective November 14, 2005, pursuant to the Agreement of Merger, Liquid Group, formerly known as BDR Showalter, Inc., merged into a newly-formed entity Mezzanine Acquisitions Corp. established for the purpose of executing the Merger, becoming the surviving corporation and a wholly owned subsidiary of the Company.

Pursuant to the Agreement of Merger and as a result of the Merger, each share of Liquid Group common stock outstanding at the effective time of the Merger was converted into the right to receive one (1) share the Company's common stock, par value $0.001 per share. As a result of the Merger, stockholders of Liquid Group received an aggregate number of shares of the Company's common stock representing approximately 82.9% of the total number shares of the Company outstanding after the Merger.
The 9,312,500 shares were issued on a pro-rata basis to the shareholders of Liquid Group. Since the stockholders of Liquid Group received the majority of the voting shares of the Company, and the board of directors and management of the Company are controlled by members of the board of directors and management of Liquid Group, the merger was accounted for as a reverse acquisition whereby Liquid Group was the acquirer and the Company was the acquiree for accounting purposes. Hence, for accounting purposes no goodwill is recorded.