Form 10QSB
period 2006-03-31
LIQUID GROUP, INC.
filed 2006-05-17
CIK 1097588

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At May 3, 2006, there were 11,483,448 shares of common stock outstanding.

                              Table of Contents

                                                                        Page
PART I                                                                     3

  ITEM 1.  FINANCIAL STATEMENTS                                            3

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION      16

  ITEM 3.  CONTROLS AND PROCEDURES                                        19

PART II                                                                   20

  ITEM 6.  EXHIBITS                                                       20

                                    PART I
                            FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)

                           Consolidated Balance Sheet
                                  (Unaudited)

                                    ASSETS
                                                  March 31,
                                                    2006
                                                 -----------
CURRENT ASSETS
  Cash and cash equivalents                      $    66,004
  Accounts receivable                                 10,850
  Available-for-sale-securities (Note 3)                -
  Interest receivable                                  3,877
  Note receivable                                     17,500
                                                  ----------
     TOTAL CURRENT ASSETS                             98,231
                                                  ----------
FIXED ASSETS, net (Note 4)                            24,258

INTANGIBLE ASSETS, net (Note 5)                       22,500
                                                  ----------
     TOTAL ASSETS                                $   144,989
                                                  ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued liabilities       $    48,369
  Unearned revenue                                     9,167
                                                  ----------
     TOTAL CURRENT LIABILITIES                        57,536
                                                  ----------
     TOTAL LIABILITIES                                57,536

COMMITMENTS AND CONTINGENCIES (Note 3 and 9)

STOCKHOLDERS' EQUITY (Notes 8,9 10 and 11)
  Common stock, 100,000,000 shares authorized,
   $.001 par value, 11,483,448 issued and
   outstanding                                        11,484
  Additional paid in capital                         412,924
  Accumulated deficit				    (336,955)
  Other comprehensive loss                              -
                                                  ----------
     TOTAL STOCKHOLDERS' EQUITY                       87,453
                                                  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   144,989
                                                  ==========

                 The accompanying financial statements are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)

                           Statements of Operations
                For the quarters ending March 31, 2006 and 2005
                                 (unaudited)

                                                 March 31,     March 31,
                                                   2006          2005
                                                -----------   -----------
REVENUE, net                                    $   119,485   $    32,012
                                                 ----------    ----------
COST OF REVENUE, net                                 96,658        23,150
                                                 ----------    ----------
     GROSS PROFIT                                    22,827         8,862

Selling General and Administative                    70,388        66,491
                                                 ----------    ----------
     INCOME FROM OPERATIONS                         (47,561)      (57,629)

OTHER INCOME (EXPENSE)

  Gain (Loss) on available-for-sale securities           33          -
  Interest income                                       686          -
                                                 ----------    ----------
     TOTAL OTHER INCOME (EXPENSE)                       719          -
                                                 ----------    ----------
     (LOSS) INCOME BEFORE INCOME TAX                (46,842)      (57,629)

     INCOME TAX EXPENSE (Note 7)                       -             -
                                                 ----------    ----------
     NET (LOSS) INCOME                          $   (46,842)  $   (57,629)
                                                 ==========    ==========

LOSS PER COMMON SHARE-Basic and Diluted               (0.01)        (0.06)

SHARES USED IN EARNINGS PER SHARE CALCULATIONS
  WEIGHTED AVERAGE COMMON SHARES                  8,128,690     1,000,000
                                                 ==========    ==========
OTHER COMPREHENSIVE INCOME

  NET LOSS                                      $   (46,842)  $   (57,629)
  OTHER COMPREHENSIVE INCOME
   Unrealized loss recovered on
    available-for-sale securities                      -             -
   Reclassification adjustment, net of tax            5,600          -
                                                 ----------    ----------
     COMPREHENSIVE LOSS                         $   (41,242)  $   (57,629)
                                                 ==========    ==========

                 The accompanying financial statements are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)

                           Statements of Cash Flows
                For the quarters ending March 31, 2006 and 2005
                                 (Unaudited)

                                                         March 31,     March 31,
                                                           2006          2005
                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $   (46,842)  $   (57,629)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization expense                     5,005          -
    Realized gain on available-for-sale securities              (33)         -
    Issue of shares for services                               -           53,750
    Decrease in accounts receivable                           1,750          -
    Increase in interest receivable                            (437)         -
    (Decrease) Increase in accounts payable and
     accrued liabilities                                    (26,399)          838
    Increase in unearned revenue                              9,167          -
    Increase in taxes payable                                  -           (2,857)
                                                         ----------    ----------
      NET CASH FLOWS (USED IN)
      PROVIDED BY OPERATING ACTIVITIES                      (57,789)       (5,898)
                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Proceeds from note receivable                              10,000          -
  Proceeds from available-for-sale securities                42,068         2,500
  Purchases and other receipts of
   available-for-sale securities                            (25,235)         -
                                                         ----------    ----------
      NET CASH FLOWS PROVIDED BY
      (USED IN) INVESTING ACTIVITIES                         26,833         2,500
                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash                            -          145,000
                                                         ----------    ----------
      NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES          -          145,000
                                                         ----------    ----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS             (30,956)      141,602
                                                         ----------    ----------
      CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR       96,960         5,904
                                                         ----------    ----------
      CASH AND CASH EQUIVALENTS, END OF THE YEAR        $    66,004   $   147,506
                                                         ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid for taxes                                   $      -      $     2,857
                                                         ==========    ==========
  Common stock issued for fixed assets                  $      -      $    25,000
                                                         ==========    ==========
  Common stock issued for services                      $      -      $    53,750
                                                         ==========    ==========

                 The accompanying financial statements are an integral part of these financial statements.

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2006, the Company had no deposits that exceeded federally insured limits.

Trade Receivables and Collections

In the collection of payments, loans or receivables, the Company will apply a range of collection techniques to manage delinquent accounts. The Company has not yet had any accounts that it considers doubtful and in many situations attempts to reduce the risk by having the customers pay in advance of the work being performed. At the year ended, March 31, 2006, the Company had no significant concentrations of receivables by any single organization that would constitute a credit risk.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115
"Accounting for Certain Investments in Debt and Equity Securities"
(SFAS 115).

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

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

Marketable securities consist of listed common stocks with an aggregate cost, based on specific identification, of $0 as of March 31, 2006. The Company had no unrealized holding losses as of March 31, 2006 but had a reclassification adjustment of $5,600, net of tax for previous unrealized loss, the related securities being sold in the current quarter. All of the company's securities are classified as available for sale securities.

Gains or losses on dispositions of securities are based on the net difference of the proceeds and the adjusted carrying amounts of the securities sold, using the specific identification method.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash and cash equivalents, evidence of ownership interest in equity, or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At March 31, 2006, and management believes that the carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

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

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006


Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Such shares are not included when there is a loss as the effect would be anti-dilutive. At March 31, 2006 and March 31, 2005 the Company had no outstanding dilutive securities.

   Basic Earnings per share              Quarter ended  Quarter ended
                                           March 31,      March 31,
                                             2006           2005
                                         ------------   ------------
   Net Loss (numerator)                  $  (295,393)   $    (7,835)

   Weighted Average Shares (denominator)  11,483,448      5,075,000
                                          ----------     ----------
   Netw loss per share                   $     (0.03)   $     (0.00)
                                          ==========     ==========


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

Recent Accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No.
140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No.

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial Statements instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

The Company had no securities available for sale at March 31, 2006. The activity for the quarter is summarized as follows:

                                                                    Gross
                                                                  Unrealized
                                                       Holding      Market
                    Cost      Purchases     Sales      Losses       Value
                  ---------   ---------   ---------   ---------   ----------
   Common Stock   $  16,800   $  25,235   $ (42,068)  $     (33)  $     -
                   --------    --------    --------    --------    --------
   Total          $  16,800   $  25,235   $ (42,068)  $     (33)  $     -
                   ========    ========    ========    ========    ========

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

NOTE 4 - FIXED ASSETS

The Company capitalizes the purchase of equipment and fixtures for major purchases in excess of $1,000 per item. Capitalized amounts are depreciated over the useful life of the assets using the straight line method of depreciation, which is 5 years for office equipment and furniture and fixtures, respectively.  Scheduled below are the asset costs, depreciation and accumulated depreciation at March 31, 2006 and
December 31, 2005.
                                                                Accumulated
                      Cost            Depreciation Expense      Depreciation
               -------------------    -------------------    -------------------
                March     December     March     December     March     December
               31, 2006   31, 2005    31, 2006   31, 2005    31, 2006   31, 2005
               --------   --------    --------   --------    --------   --------
Assets
  Computer
   Equipment   $ 33,650   $ 33,650    $  3,435   $    0      $ 10,165   $  6,730
  Furniture &
   Fixtures       1,406      1,406          70        0           633        563
                -------    -------     -------    -------     -------    -------
     Totals    $ 35,056   $ 35,056    $  3,505   $    0      $ 10,798   $  7,293
                =======    =======     =======    =======     =======    =======

NOTE 5 - INTANGIBLE ASSETS

On February 15, 2005 the Company acquired certain assets from The Liquid Consulting Group, a New York corporation, for $60,000. Of this amount management considers the value of the Liquid Consulting Group's customer relationships, contacts and business relationships to be worth $30,000 and capitalized them respectively.  This amount will be amortized over 5 years, using the straight line method.  Scheduled below are the asset cost, amortization and accumulated amortization at March 31, 2006 and
December 31, 2005.
                                                                Accumulated
                      Cost            Depreciation Expense      Depreciation
               -------------------    -------------------    -------------------
                March     December     March     December     March     December
               31, 2006   31, 2005    31, 2006   31, 2005    31, 2006   31, 2005
               --------   --------    --------   --------    --------   --------
Assets
  Customer
  Relation-
  ships, etc.  $ 30,000   $ 30,000    $  1,500   $  6,000    $  6,000   $  6,000
                -------    -------     -------    -------     -------    -------
     Totals    $ 30,000   $ 30,000    $  1,500   $  6,000    $  6,000   $  6,000
                =======    =======     =======    =======     =======    =======

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2006 and 2005, the Company entered into the following transactions with entities whose principals and/or directors are shareholders of the Company:

Business Development and Corporate Finance

The Company has retained Cygni Capital, LLC, whose principal is a shareholder of the Company, to perform business development and corporate finance services. These services include, but are not limited to strategic alliances, corporate organization and structure, private and public equity and debt financing, capital sources and transactions and other services related to maximizing shareholder value. The agreement was for six months commencing in March 2005 and is currently on a month to month basis. The amount paid under this agreement was $15,000 and $5,000 for the quarters ended March 31, 2006 and 2005, respectively.

The Company provided investor relations and public relations services to Caneum, Inc. Mr. Daggett is a former director of Caneum, Inc. The amount invoiced for these services was $92,550 and $29,750 for the quarters ended March 31, 2006 and 2005, respectively.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at March 31, 2006 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $336,955 at March 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2026.

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

The deferred tax asset and the valuation account is as follows at March 31, 2006 and December 31, 2005:

                                          March 31,   December 31,
                                            2006         2005
                                         ----------   ----------
     Deferred tax asset:
       Net operating loss carryforward   $  105,664   $   98,638
                                          ---------    ---------
       Valuation allowance                 (105,664)     (98,638)
                                          ---------    ---------
          Total                          $     -      $     -
                                          =========    =========

     Deferred tax liability:
       Deferred noncurrent tax liability $     -      $     -
                                          ---------    ---------
          Total                          $     -      $     -
                                          =========    =========

The components of Income Tax expense are as follows:

                                          March 31,   December 31,
                                            2006         2005
                                         ----------   ----------
     Current Federal Tax                 $     -      $     -
     Current State Tax                         -            -
     Change in NOL benefit                 (105,664)     (98,638)
     Change in Allowance                    105,664       98,638
                                          ---------    ---------
          Total                          $     -      $     -
                                          =========    =========

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

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

At March 31, 2006 no options have been issued under the plan.

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

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

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

NOTE 11 - REVERSE ACQUISITION

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

                            The Liquid Group, Inc.
                  (formerly Mezzanine Investment Corporation)
                        Notes to Financial Statements
                               March 31, 2006

of the voting shares of the Company, and the board of directors and management of the Company are controlled by members of the board of directors and management of Liquid Group, the merger was accounted for as a reverse acquisition whereby Liquid Group was the acquirer and the Company was the acquiree for accounting purposes. Hence, for accounting purposes no goodwill is recorded.

                                   ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

History and Background

     Our company was incorporated under the laws of the State of Nevada on August 19, 1999, as Mezzanine Investment Corporation. On November 14, 2005, we acquired all of the outstanding shares of The Liquid Group, Inc., a Nevada corporation incorporated on July 14, 1999 as BDR Showalter, Inc., which changed its name to The Liquid Group, Inc. on January 27, 2005. On March 23, 2006, The Liquid Group, Inc. was merged into its parent, Mezzanine Investment Corporation, and the name of our company was changed to The Liquid Group, Inc. From our inception in 1999 until the commencement of operations in 2005, we conducted no material business activities. During the same time frame, various costs were expensed with regard to legal and accounting work.

     We provide a variety of financial consulting, investor and public relations, and credit card merchant services to a wide range of clients. Our business model is to provide financial, business, and mergers and acquisitions consulting services to start-up and existing public companies. Specifically, we assist client companies by developing private placement funding structures, furnishing strategic business planning, providing advise relating to regulatory documentation and filings, offering consulting services related to corporate restructuring, and identifying and structuring merger and acquisition opportunities. Additionally, we provide credit card consulting services to assist merchants in establishing and maintaining merchant accounts.

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

Key Accounting Policies

     Key accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. There were no changes to our key accounting policies for the quarter ended March 31, 2006.

Revenues

     Consulting Operations

     For the quarter ended March 31, 2006, we generated $119,485 in revenue from financial consulting operations, compared to $32,012 generated for the quarter ended March 31, 2005. This increase of 273% in revenue was due primarily to the amount of time and effort devoted to our company by our president, Mr. Daggett, who had several other business interests during 2005. Mr. Daggett has since relinquished some of his additional responsibilities and is available to focus more time on Liquid Group's business. The increase is also due to the customer relationships acquired in the purchase of the assets of The Liquid Consulting Group, an unrelated entity.

     Gross Profit

     We recorded an operating loss of $47,561 for the quarter ended March 31, 2006, as compared to a loss of $57,629 for the quarter ended March 31, 2005. The decrease in the net operating loss is due to the additional compensation costs of $53,750 associated with the issuance of shares to founders and for the retention of key employees. The current quarter reflects the additional costs of legal and professional fees associated with preparation for a registration statement for the registration of outstanding shares of common stock and the subsequent application for quotation of the common stock on the OTC Bulletin Board. The major expense categories are consulting fees, travel and entertainment, and automobile.

     Management expects the overhead to increase as the company retains personnel to assist in the administration of our affairs and to improve the nature and timing of management and information. In addition, we expect to incur increased professional and consulting fees as we comply with SEC regulations and filings

     Other Income and Expenses

     For the quarter ended March 31, 2006, we generated $719 in other income resulting from interest of $686 on a note receivable and realized gains of $33 on the sale of securities. No other income was generated for the quarter ended march 31, 2005.

     Net Loss

     We experienced a net loss of $46,842 for the quarter ended March 31, 2006. For the quarter ended March 31, 2005, we generated a net loss of $57,629. The loss is largely due to retention of key employees and consultants and the incurrence of legal and professional fees principally due to costs associated with the merger.

Capital Resources and Liquidity

     As of March 31, 2006, working capital had decreased to $40,695. The decrease in working capital was primarily attributable to the cash absorbed by operations.

     In cases where we receive customer's stock as payment, the stock has been included at the value at which it could be sold on the open market and has been considered operational in nature.

     Income Tax Expense

     We recorded an income tax expense of $0 for the quarters ended March 31, 2006 and March 31, 2005. At March 31, 2006, we had $0 deferred tax assets and approximately $0 of deferred tax liabilities. As of March 31, 2006, we had approximately $330,000 remaining loss carry-forwards. No deferred tax asset has been booked for the loss carryforward as this amount has been offset by a valuation allowance of the same amount.

     Capital Expenditures

     We will invest in fixed assets to the extent that management considers necessary. At present, the anticipated need relates to computers and communications to enable consulting projects to be effectively executed and to allow for the communications of the company's staff and customers. At present no budget has been established for this purpose.

     Additionally, we may elect to compensate employees with equity incentives where possible and continue to utilize equity instruments to compensate all associates in efforts to minimize cash outlays. Management believes this strategy provides the ability to increase stockholder value as well as utilize cash resources more effectively.

     During future quarters we may seek additional funding to finance future acquisitions and growth. The amount and timing of such capital transactions is not yet known and will depend largely on our operating needs and the cost to acquire financial services and products companies. Our ability to secure this additional funding given present market conditions is uncertain, as is the financial effect any such funding may have on our capital structure or operating results.

Off-Balance Sheet Arrangements

     During the quarter ended March 31, 2006, we did not engage in any off-balance sheet arrangements.

Stock-Based Compensation

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.123 (Revised), Shared-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123R requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for award. Currently, the Company uses the revised fair value method of SFAS No. 123R to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation including options, using the fair value based method.

Forward-Looking Statements

     This report contains certain forward-looking statements and information that are based on assumptions made by management and on information currently available. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to our company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others the following: changes in federal, state or municipal laws governing the distribution and performance of financial services; a general economic downturn; our startup phase of operations; reliance on third party processors and product suppliers; the inability to locate suitable acquisition targets; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected.

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

     Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for the Company's quarter ending December 31, 2007. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts at the present time.

                                   PART II
                              OTHER INFORMATION

                              ITEM 6.  EXHIBITS

     The following exhibits are included as part of this report:

     31.1 Rule 13a-14(a) Certification by Principal Executive Officer
     31.2 Rule 13a-14(a) Certification by Chief Financial Officer
     32.1 Section 1350 Certification of Principal Executive Officer
     32.2 Section 1350 Certification of Chief Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
The Liquid Group, Inc.


Date:  May 16, 2006                     By /s/ Jason Daggett
                                           Jason Daggett, President
                                           (Principal Executive Officer)


Date:  May 15, 2006                     By /s/ Stephen G. Murphy
                                           Stephen G. Murphy, CFO
                                           (Principal Financial and
                                           Accounting Officer)